Form 10-Q
period 2017-06-30
WALL STREET ACQUISITIONS, Corp
filed 2017-08-03
CIK 1698832

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                         FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

           EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2017

               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

           SECURITIES EXCHANGE ACT OF 1934

      For the transition period from        to

      Commission file number   000-55755

                  WALL STREET ACQUISITIONS, CORP

       (Exact name of registrant as specified in its charter)

           Delaware                             30-0965482

   (State or other jurisdiction of           (I.R.S. Employer

    incorporation or organization)          Identification No.)

                          One Gateway Center, 26th Fl

                              Newark, NJ 07102

         (Address of principal executive offices)(zip code)

                             973/277-4239

         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,"

"accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer         Accelerated Filer

  Non-accelerated filer           Smaller reporting company  X

  (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).

                                              Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

    Class                                 Outstanding at

                                         July 31, 2017

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements                        4-6

Notes to Unaudited Condensed Financial Statements               7-12

WALL STREET ACQUISITIONS CORPORATION
UNADITED CONDENSED BALANCE SHEET
AS OF JUNE 30, 2017

ASSETS
Current Assets
Cash and cash equivalents	$-

Total Assets	$-

LIABILITIES & SHAREHOLDER'S DEFICIT
Current Liabilities
Accrued Liabilities	$250.00

Total Liabilities	250.00

STOCKHOLDER'S DEFICIT

Preferred Stock $0.0001 par value,
20,000,000 shares authorized, none outstanding	-
Common Stock, 0.0001 par value,
100,000,000 authorized 20,000,000
issued and outstanding	2,000
Additional paid in capital	(1,548.00)
Accumulated Deficit	(452.00)
Total Stockholder's Deficit	-

Total Liabilities and Stockholder's Deficit	$-

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION
UNAUDITED STATEMENT OF OPERATIONS

	For the three months	For the period December 2, 2016
	ended June 30, 2017	(Inception) to June 30, 2017

Revenues	$0	0

Cost of Revenue	$0	0

Gross Profit	0	0

Operating Expenses	250	452

Loss Before Income Taxes	(250.00)	(452)

Income Tax Expense	0	0

Net Loss	$(250.00)	(452)

Loss per Share- Basic & Diluted	0	0

Weighted Average Shares-
Basic and Diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR PERIOD ENDED JUNE 30, 2017

Net Loss	$(452)

Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid for by stockholders and contributed as capital	452

Net cash provided by (used in) operating activities	-

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES	-

Net increase (decrease) in cash and cash equivalents	-

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$-

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-
Taxes Paid	$-

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS, CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 1.NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Wall Street Acquisitions, Corporation (“Wall Street Acquisitions” or the “Company”) was incorporated on December 2, 2016 under the laws of the State of Delaware to engage in lawful corporate undertaking, including, but limited to, selected mergers and acquisitions. The Company has been in the developmental stage since its inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stocks for assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the

Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

USE OF ESTIMATES

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit with banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2017.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of cash. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the loss of the entity. As of June 30, 2017, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurements related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for asset or liability, either directly or indirectly.

Level 3 inputs are observable input for asset or liability. The carrying amount of financial assets such as cash approximate their fair values because of short maturity of these assets.

NOTE 2GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $452 from inception (December 2, 2016) to June 30, 2017. The Company had no working capital and an accumulated deficit of $452 as of June 30, 2017.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

NOTE 3RECENT PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which changes how deferred taxes are classified on the balance sheet and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The Company does not expect the adoption of this standard to have a significant effect on its financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. ASU 2016-01 is effective beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. The Company is currently evaluating the impact of adopting this standard on its financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. The Company is currently evaluating the impact of adopting this standard on its financial statements.

In August 2016, the FASB issued ASU 2016-15, regarding ASC Topic 230 “Statement of Cash Flows.” This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant effect on its financial statements.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018; however, early adoption is permitted with prospective application to any business development transaction.

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-06, “Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting.” Among other things, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments also remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances. Lastly, the amendments eliminate redundant investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets. Effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its financial statements.

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

There were no other new accounting pronouncements during the period ended June 30, 2017 that we believe would have a material impact on our financial position or results of operations.

NOTE 4STOCKHOLDERS’ DEFICIT

As of December 31, 2016, the Company issued 20,000,000 founders common stock to two directors and officers for no consideration. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2017, 20,000,000 shares of the common stock and no preferred stock were issued and outstanding.

ITEM 2.MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wall street Acquisitions, Corporation was incorporated on December 2, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Wall Street Acquisitions, Corporation ("WSAC" or the "Company") is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

Since inception WSAC's operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on February 24, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

WSAC has no operations nor does it currently engage in any business activities generating revenues.  WSAC's principal business objective is to achieve a business combination with a target company.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

No assurances can be given that WSAC will be successful in locating or negotiating with any target company.

The most likely target companies are those seeking the perceived benefits of a reporting corporation.  Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life.  It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity.  On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company.  In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

As of June 30, 2017, WSAC had not generated revenues and had no income or cash flows from operations since inception.  At June 30,2017 WSAC had sustained net loss of $452, and had an accumulated deficit of $452.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of WSAC as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with WSAC.

Management will pay all expenses incurred by WSAC until a change in control is effected. There is no expectation of repayment for such expenses.

The president of WSAC is the president, director and shareholder of WSR LLC. WSR LLC assists companies in becoming public reporting companies and with introductions to the financial community.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4.  Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

On December 30, 2016, the Company issued the following shares of its common stock:

Name                       Number of Shares

Franklin Ogele          19,000,000

Chima E. Chima      1,000,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)  Not applicable.

(b)  Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

(a)     Exhibits

31.   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALL STREET ACQUISITIONS, CORPORATION

By:   /s/ Franklin Ogele, Esq.

President, Chief Financial Officer

Dated:   July 31, 2017