Form 10-Q/A
period 2017-06-30
WALL STREET ACQUISITIONS, Corp
filed 2017-09-01
CIK 1698832

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

WALL STREET ACQUISITIONS CORPORATION
UNADITED AND UNREVIEWED CONDENSED BALANCE SHEET
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
UNAUDITED AND UNREVIEWED STATEMENT OF OPERATIONS

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
UNAUDITED AND UNREVIEWED CONDENSED STATEMENT OF CASH FLOWS
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

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS, CORPORATION

Notes to Unaudited and Unreviewed Condensed Financial Statements

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited and unreviewed condensed financial statements. Such unaudited and unreviewed condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying unaudited and unreviewed condensed financial statements. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

USE OF ESTIMATES

The preparation of unaudited and unreviewed condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

NOTE 2GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $452 from inception (December 2, 2016) to June 30, 2017. The Company had no working capital and an accumulated deficit of $452 as of June 30, 2017.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. The accompanying unaudited and unreviewed condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The unaudited and unreviewed condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

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

Dated:   August 31, 2017