Form 10-Q
period 2017-09-30
WALL STREET ACQUISITIONS, Corp
filed 2019-01-22
CIK 1698832

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

           EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2017

                            OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

           SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_______ to ____________

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

    Class                                 Outstanding at

                                         September 30, 2017

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements                        3-5

Notes to Unaudited Condensed Financial Statements               6-10

WALL STREET ACQUISITIONS CORPORATION
UNADITED AND UNREVIEWED CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2017

ASSETS
Current Assets
Cash and cash equivalents	$-

Total Assets	$-

LIABILITIES & SHAREHOLDER'S DEFICIT
Current Liabilities
Accrued Liabilities	$1,207.00

Total Liabilities	1,207.00

STOCKHOLDER'S DEFICIT

Preferred Stock $0.0001 par value,
20,000,000 share authorized, none outstanding	-
Common Stock, 0.0001 par value,
100,000,000 authorized 20,000,000
issued and outstanding	2,000
Additional paid in capital	(1,439.00)
Accumulated Deficit	(1,768.00)
Total Stockholder's Deficit	(1,207.00)

Total Liabilities and Stockholder's Deficit	$-

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION
UNAUDITED AND UNREVIEWED STATEMENT OF OPERATIONS

	For the three months	For the period December 2, 2016
	ended September 30, 2017	(Inception) to June 30, 2017

Revenues	$0	0

Cost of Revenue	$0	0

Gross Profit	0	0

Operating Expenses	1,566	452

Loss Before Income Taxes	(1,566.00)	(452)

Income Tax Expense	0	0

Net Loss	$(1,566.00)	(452)

Loss per Share- Basic & Diluted	0.00008	0

Weighted Average Shares-
Basic and Diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED AND UNREVIEWED CONDENSED STATEMENT OF CASH FLOWS
FOR PERIOD ENDED SEPTEMBER 30, 2017

Net Loss	$(1,566)

Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid for by stockholders and contributed as capital	(1,566)

Net cash provided by (used in) operating activities	-

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES	-

Net increase (decrease) in cash and cash equivalents	-

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$-

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-
Taxes Paid	$-

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited and unreviewed condensed financial statements. Such unaudited and unreviewed condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying unaudited and unreviewed condensed financial statements. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit with banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2017.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentration of credit risk consists primarily of cash. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the loss of the entity. As of September 30, 2017, there are no outstanding dilutive securities.

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

NOTE 2 GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,566 from inception (December 2, 2016) to September 30, 2017. The Company had no working capital and an accumulated deficit of $1,768 as of September 30, 2017.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. The accompanying unaudited and unreviewed condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The unaudited and unreviewed condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

NOTE 3 RECENT PRONOUNCEMENTS

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

There were no other new accounting pronouncements during the period ended September 30, 2017 that we believe would have a material impact on our financial position or results of operations.

NOTE 4 STOCKHOLDERS’ DEFICIT

As of December 31, 2016, the Company issued 20,000,000 founders common stock to two directors and officers for no consideration. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2017 20,000,000 shares of the common stock and no preferred stock were issued and outstanding.

NOTE 5  RELATED PARTY TRANSACTIONS

The stockholders of the Company contributed $561 towards the operating expenses of the Company from inception to September 30, 2017. This amount has been recorded in additional paid in capital as their capital contribution to the Company.

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

Since inception WSAC's operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 21, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

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

As of September 30, 2017, WSAC had not generated revenues and had no income or cash flows from operations since inception.  At September 30, 2017 WSAC had sustained net loss of $1,566, and had an accumulated deficit of $1,768.

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

Dated:   January 18, 2017