Form 10-K
period 2017-12-31
WALL STREET ACQUISITIONS, Corp
filed 2019-01-22
CIK 1698832

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2017

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR

           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____to_______.

                  Commission file number 000-55755

                   WALL STREET ACQUISITIONS, CORP.

          (Exact name of registrant as specified in its charter)

           Delaware                           30-0965482

   (State or other jurisdiction of           (I.R.S. Employer

    incorporation or organization)          Identification No.)

                        C/O FRANKLIN OGELE, ESQ

One Gateway Center, 26th Fl

     Newark, NJ 07102

                  (Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code:    973 277 4239

   Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Exchange Act:

            Common Stock, $.0001 par value per share

                           (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer,

as defined in Rule 405 of the Securities Act

[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation

S-T (Section 232.405 of this chapter) during the preceding 12 months

(or for such shorter period that the registrant was required to submit and post such files).

[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to

Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form

10-K.

[ X ] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  [  ]       Accelerated filer         [   ]

Non-accelerated filer    [  ]       Smaller reporting company [ X ]

 (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company

  (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

   $0.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

      Class                                   Outstanding at

                                              December 31, 2017

Common Stock, par value $0.0001                 20,000,000

Documents incorporated by reference:            Form 10-Q/A filed

       September 1, 2017

                              PART I

Item 1.  Business

Wall Street Acquisitions Corp (the "Company") was incorporated on December 2, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. To date, the Company’s activities have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On March 21, 2017 the Company registered its common stock on a

Form 10 registration statement filed pursuant to the Securities Exchange

Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

Subsequent Events

None.

The Company has no employees.

CURRENT ACTIVITIES

The Company has entered into an agreement with WSR LLC of which Franklin Ogele, Esq. the president of the Company is also the president and managing member. WSR LLC assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

No agreements have been executed and if the Company makes any acquisitions, mergers or other business combination, it will file a Form 8-K.

If and when the Company chooses to enter into a business combination, it will likely file a registration statement after such business combination is effected.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  The Company may wish to structure the business combination to be within the definition of  a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2017, the Company had sustained a net loss of $1,566 and a deficit of $1,207.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern.  At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

Franklin Ogele paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the

Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

There is no assurance that the Company will ever be profitable.

Item 2.  Properties

The Company has no properties and at this time has no agreements to acquire any properties.  The Company currently uses the offices of Franklin Ogele, Attorney at Law at no cost to the Company.  The Company expects this arrangement to continue until the Company completes a change in control.

Item 3.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4.  Mine Safety Disclosures.

     Not applicable.

                             PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder

Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities.

Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United

States securities markets.  The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service.

Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements.  Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board.  It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Except as disclosed in Schedules 13G filed on April 27, 2017 which are incorporated herein by reference, the Company, since inception, has not sold any securities which were not registered.

Item 6.  Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7.  Management's Discussion and Analysis of Financial Condition

and Results of Operations

The Company has no operations nor does it currently engage in any business activities generating revenues.  The Company's principal business objective is to achieve a business combination with a target company.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  In most instances the target company will wish to structure the business combination to be within the definition of  a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

As of December 31, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception.

At December 31, 2017, the Company had sustained net loss of $1,566.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern.  At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Management paid and will continue to pay all expenses incurred by the Company until a change in control is effected.  There is no expectation of repayment for such expenses.

2017 Year-End Analysis

The Company has received no income, has had no operations

nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the

Company's financial statements.

Item 8.  Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2017 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on

         Accounting and Financial Disclosure

The Company changed accountants in 2017. The December 31, 2016 audited report was provided by Ankit Consulting Services, Inc.; the December 31, 2017 audited report was prepared by AJSH & Co LLP. There was no disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to

Exchange Act Rules.  This evaluation  was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering,

analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded,

summarized and processed timely.  The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining

adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's

officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of

December 31, 2017, based on the criteria established in Internal

Control Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (2017). Based on this evaluation,

management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2017, based on those criteria. A control system can provide only reasonably, not absolute,

assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

AJSH & Co LLP, the independent registered public accounting

firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other information

None / Not applicable.

                            PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

    The Directors and Officers of the Company are as follows:

     Name                Positions and Offices Held

    -----------------    -----------

Franklin Ogele   President, Secretary and Director

Chima E. Chima   Vice President and Director

Management of The Company

The Company has no full time employees.

On March 21, 2017 the Company filed a Form 10 incorporated herein by reference disclosing the following information regarding its management:

Franklin Ogele is our President, Secretary and Director. Mr. Ogele has over 25 years of substantive professional work as Securities Industry Regulatory Lawyer and Investment Banking/Broker/Dealer Senior Management. Franklin has held positions as: Senior Compliance Examiner at Financial Industry Regulatory Authority, Inc.; Vice President, General Counsel of ABN Amro Securities (USA) Inc., General Counsel for ABN Amro Asset Management Inc; Vice President, Legal Counsel of Santander Investments Securities USA Inc. Broker-Dealer Regulation Partner at Singer Zamansky Ogele and Selengut LLP. General Counsel and Senior Vice President, All Tech Direct, Inc. and

President, Phoenix Realty, Inc. and First Phoenix Investments, Inc. Franklin holds academic degrees in Accounting, Economics and Law and also held these US securities industry licenses: Series 7, 24, 27, 63, 79 and 99. Franklin is also admitted to practice law in New York & New Jersey and the US Southern District Court of New York & New Jersey Federal Court. Franklin is the beneficial owner of 19,000,000 registered shares of the Company.

Chima E. Chima is our Vice President and Director. Mr. Chima is an experienced IT professional with track record in providing Network technology architecture, business solution Engineering, Network Operations Support in Voice and Data Communications. Over 25 years IT professional carrier, Mr. Chima has focused on strategically aligning technology solutions to business needs. His work includes providing pre-sales solution architecture and technical expertise to sales and account teams, managing cross departmental team response to large scale RFPS, leading design and implementation team on multiple mission critical infrastructures for business and governments entities and successfully managing highly visible projects. Mr. Chima’s previous engagements include managing highly visible projects successfully such as the state of the Art Market Data Infrastructure for NYSE, Consolidation of private IP space for the Integration of NYSE and EuroNext, the conversion of NYSE legacy phone system to VOIP, and leading member of the Lucent Technologies optical Network Team that long-haul infrastructure for Verizon, Qwest, Telia, Global Crossing, Time Warner and AT&T. The following is a summary of Mr. Chima’s professional engagements: From 1996 through 2012, Mr. Chima has been variously employed as a Network Engineer and/or Communications Project Engineer at Realtech Systems Corporation, Lucent Technologies, Securities Industry Automation Corporation (SIAC), Bear Stearns Co., NYSE Euronext, and Online Resources Corporation. Mr. Chima holds a Bachelor’s Degree in Business Administration and a Bachelor’s Degree in Telecommunications Management. Chima is the beneficial owner of 1,000,000 registered shares of the Company.

There are no agreements or understandings for the above-named directors or officers to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Code of Ethics.  The Company has not at this time adopted a

Code of Ethics pursuant to rules described in Regulation S-K.  The

Company has only two persons who serve as the directors and officers.

The Company has no operations or business and does not receive any revenues or investment capital.  The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be likely be the same person and only two persons to whom such code applied.  Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this code.  At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted.  The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance.  For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors.  At this time, the Company consists of two officers and directors who hold the majority of shares equally. The Company has no activities, and receives no revenues.  At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.  Because there are limited number of shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors.  Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

The Company's officers and directors do not receive any

compensation for services rendered to the Company, nor have they received such compensation in the past.  The officers and directors are not accruing any compensation pursuant to any agreement with the

Company.

No retirement, pension, profit sharing, stock option or

insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for

the same reasons as described above.

Item 12.  Security Ownership of Certain Beneficial Owners and

         Management and Related Stockholder Matters

The following table sets forth, as of the date of this report,

each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company.  The Company does not have any compensation plans and has not authorized any securities for future issuance.

Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and AddressAmount of Percentage

of Beneficial Owner         Beneficial Ownershipof Class

Franklin Ogele (1)19,000,00095%

One Gateway Center, 26th Fl

Newark, NJ 07102

Chima E. Chima  (2)1,000,000  5%

5 Winding Way

West Orange, NJ 07052

All Executive Officers and

Directors as a Group (2 Persons)   20,000,000 (3)100%

(1)Franklin Ogele is President, Secretary and Director of the Company.

(2)Chima E. Chima is Vice-President and Director of the Company.

(3) Based on 20,000,000 shares issued and outstanding as of December 31, 2017.

Item 13.  Certain Relationships and Related Transactions and

 Director Independence

The Company had issued 20,000,000 shares of common stock pursuant to

Section 4(2) of the Securities Act at a discount of $2,000; said shares remain outstanding as of December 31, 2017 and have not been redeemed.

As the organizers and developers of the Company, Franklin Ogele and Chima E. Chima may be considered promoters.  Mr. Ogele has provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing this registration statement.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that neither Mr. Ogele nor Mr. Chima would not be considered independent directors if it were to do so.

Item 14.  Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for independent audit and Delaware state fees.  The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's

Form 10-K report and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2017

                -----------------

                           =======

Audit-Related Fees          $6,500 – being total audit fees for December 31, 2017     and December 31, 2016.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee.  The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  The Company does not rely on pre- approval policies and procedures.

                       PART IV

Item 15.  Exhibits, Financial Statement Schedules

There are no financial statement schedules filed herewith.

EXHIBITS

    (a)     Exhibits

    31   Certification of the Chief Executive Officer and Chief

         Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act      of 2002

    32   Certification of the Chief Executive Officer and Chief

         Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act      of 2002

                FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm    12-13

Balance Sheet as of December 31, 2017                            14

Statement of Operations for the period December 31, 2016

And December 31, 2017                                        15

Statement of Changes in Stockholders' Deficit for the Period

from December 2, 2016 (Inception) to December 31, 2017          16

Statement of Cash Flows for the period from December 2, 2016

(Inception) to December 31, 2017                                17

Notes to Financial Statements                                   18-23

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Wall Street Acquisition, Corporation

Opinion on Statement of Financial statements

We have audited the accompanying balance sheet of Wall Street Acquisition, Corporation (the "Company") as of December 31, 2017, the related statements of operations, stockholders’ deficit and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). The financial statements of the Company as of December 31, 2016 were audited by other independent auditors. Those independent auditors expressed an unqualified opinion on the financial statements referred to in their report dated February 21, 2017.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not commenced any business operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_______________________

AJSH & Co LLP

We have served as the Company’s Auditor since 2018.

New Delhi, India

January 15, 2019

WALL STREET ACQUISITIONS CORPORATION
AUDITED CONDENSED BALANCE SHEET

	AS OF DECEMBER 31, 2017	AS OF DECEMBER 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$-	-

Total Assets	$-	-

LIABILITIES & SHAREHOLDER'S DEFICIT
Current Liabilities
Accrued Liabilities	$1,207	-

Total Liabilities	1,207	-

STOCKHOLDER'S DEFICIT

Preferred Stock $0.0001 par value,
20,000,000 share authorized, none outstanding	-	-
Common Stock, 0.0001 par value,
100,000,000 authorized 20,000,000
Issued and outstanding	2,000	2,000
Additional paid in capital	(1,439)	(1,798)
Accumulated Deficit	(1,768)	(202)
Total Stockholder's Deficit	(1,207)	-

Total Liabilities and Stockholder's Deficit	$-	-

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION
AUDITED STATEMENT OF OPERATIONS

	AS OF DECEMBER 31, 2017	AS OF DECEMBER 31, 2016
Revenues	$-	-

Cost of Revenue	$-	-

Gross Profit	-	-

Operating Expenses	1,566	202

Loss Before Income Taxes	(1,566)	(202)

Income Tax Expense	0	0

Net Loss	$(1,566)	(202)

Loss per Share- Basic & Diluted	(0.00008)	(0.00001)

Weighted Average Shares-
Basic and Diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM INCEPTION (DECEMBER 2, 2016) TO DECEMBER 31, 2017

	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCK HOLDERS DEFICIT
	SHARES	AMOUNT

		$	$	$	$
Balance as of December 2, 2016 (Inception)	-	-	-	-	-

Issuance of Common Stock	20,000,000	2,000	(2,000)	-	-

Capital Contribution	-	-	202	-	202

Net Loss	-	-	-	(202)	(202)

Balance as of December 31, 2016	20,000,000	2,000	(1,798)	(202)	-

Balance as of January 1, 2017	20,000,000	2,000	(1,798)	(202)	-

Issuance of Common Stock	-	-	-	-	-

Capital Contribution	-	-	359	-	359

Net Loss	-	-	-	(1,566)	(1,566)

Balance as of December 31, 2017	20,000,000	2,000	(1,439)	(1,768)	(1,207)

WALL STREET ACQUISITIONS CORPORATION
AUDITED CONDENSED STATEMENT OF CASH FLOWS

	AS OF DECEMBER 31, 2017	AS OF DECEMBER 31, 2016

Net Loss	$(1,566)	(202)

Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid for by stockholders and contributed as capital	(1,566)	(202)

Net cash provided by (used in) operating activites	-	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	-

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	-
Taxes Paid	$-	-

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS, CORPORATION

Notes to Financial Statements

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America. (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as at the date of the financial statements, and reported amount of revenues and expenses during the reported periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit with banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2017.

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

PROPERTY, PLANT AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three to 10 years; computer equipment, two to three years; buildings and improvements, five to 15 years; leasehold improvements, two to 10 years; and furniture and equipment, one to five years.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the loss of the entity. As of December 31, 2017, there are no outstanding dilutive securities.

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

There were no other new accounting pronouncements during the year ended December 31, 2016 that we believe would have a material impact on our financial position or results of operations.

NOTE 2GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2017.

The Company had working capital of $0 and an accumulated deficit of $1768 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations to meet its obligations and/or obtaining additional financing from its members or other sources as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include adjustments to reflect the possible future effects of on the recoverability and classification of assets or amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company has no commitments from any third party for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

NOTE 3STOCKHOLDERS’ DEFICIT

As of December 31, 2017, the Company issued 20,000,000 founders common stock to two directors and officers for no consideration. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2017, 20,000,000 shares of the common stock and no preferred stock were issued and outstanding. The Company recorded a discount on the common stock equal to the par value of shares issued.

NOTE 4INCOME TAXES

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the year ended December 31, 2017 and December 31, 2016 is as follows:

	For year ended
	December 31, 2017	December 31, 2016
	$	$
Profit / (loss) from operations before income tax	(1,566)	(202)
Income tax rate	34%	34%
Income tax expense at the U.S Federal tax	(532)	(69)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	-	-
Other non-deductible expenses	-	-
Foreign rate differentials	-	-
State and local net of federal benefit	-	-
Valuation allowance	532	69
Income tax (benefit) / expenses	-	-

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

At December 31, 2017, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For year ended
	December 31, 2017	December 31, 2016
Deferred tax assets
Net income / (loss)	(1,566)	(202)
Deferred tax liability	-	-
Net deferred tax assets	(532)	(69)
Less: Valuation allowance	532	69
Deferred tax asset - net valuation allowance	-	-

On an annual basis, the Company has a net operating loss carryover of approximately $1,768 available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2017 to December 31, 2017, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

Impact of the Tax Cuts and Jobs Act

The tax cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduces the U.S. corporate income tax rate to 21%, effective in 2018. The Tax Reform Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income in 2017 (“Transition Tax”). Additionally, the Securities Exchange Commission staff has issued SAB 118, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because the Company is still in the process of analyzing certain provisions of the Tax Act, the Company has determined that the adjustment to its deferred taxes and the Transition Tax are provisional amounts as permitted under SAB 118.

NOTE 5RELATED PARTY TRANSACTIONS

The stockholders of the Company contributed $561 towards the operating expenses of the Company from inception to December 31, 2017. This amount has been recorded in additional paid in capital as their capital contribution to the Company.

NOTE 6 SUBSEQUENT EVENTS

The management determined that there were no significant reportable transactions subsequent to the year ended December 31, 2017.

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WALL STREET ACQUSITIONS, CORP.

                             By:   /s/ Franklin Ogele

                                       Franklin Ogele, President

Dated:       January 21, 2019

                             By:   /s/ Franklin Ogele

                                       Franklin Ogele, CEO and

Principal Financial Officer

Dated:        January 21, 2019

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Franklin Ogele           Director            January 21, 2019

/s/ Chima E. Chima         Director             January 21, 2019