Form 10-Q/A
period 2017-09-30
WALL STREET ACQUISITIONS, Corp
filed 2019-02-08
CIK 1698832

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

    Class                                 Outstanding at

                                         September 30, 2017

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements                        3-6

Notes to Unaudited Condensed Financial Statements               7-12

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED BALANCE SHEET

	As of September 30, 2017	As of December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$-	-
Total Assets	$-	-

LIABILITIES & SHAREHOLDER'S DEFICIT
Current Liabilities
Accrued Liabilities	$1,056	-

Total Liabilities	1,056	-

STOCKHOLDER'S DEFICIT

Preferred Stock $0.0001 par value,
20,000,000 share authorized, none outstanding	-	-
Common Stock, 0.0001 par value,
100,000,000 authorized 20,000,000
Issued and outstanding	2,000	2,000
Additional paid in capital	(1,439)	(1,798)
Accumulated Deficit	(1,617)	(202)
Total Stockholder's Deficit	(1,056)	-

Total Liabilities and Stockholder's Deficit	$-	-

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION
UNAUDITED STATEMENT OF OPERATIONS

	For three months ended September 30, 2017	For nine months ended September 30, 2017
Revenues	$-	-

Cost of Revenue	$-	-

Gross Profit	-	-

Operating Expenses	1,096	1,415

Loss Before Income Taxes	(1,096)	(1,415)

Income Tax Expense	-	-

Net Loss	$(1,096)	(1,415)

Loss per Share- Basic & Diluted	(0.00005)	(0.00007)

Weighted Average Shares-
Basic and Diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 2, 2016) TO SEPTEMBER 30, 2017

	Common Stock		Additional paid in Capital	Accumulated Deficit	Total Stock-holders Deficit
	Shares	Amount

		$	$	$	$
Balance as of December 2, 2016 (Inception)	-	-	-	-	-

Issuance of Common Stock	20,000,000	2,000	(2,000)	-	-

Capital Contribution	-	-	202	-	202

Net Loss	-	-	-	(202)	(202)

Balance as of December 31, 2016	20,000,000	2,000	(1,798)	(202)	-

Balance as of January 1, 2017	20,000,000	2,000	(1,798)	(202)	-

Issuance of Common Stock	-	-	-	-	-

Capital Contribution	-	-	359	-	359

Net Loss	-	-	-	(1,415)	(1,415)

Balance as of September 30, 2017	20,000,000	2,000	(1,439)	(1,617)	(1,056)

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For nine months ended September 30, 2017
Cash flows from operating activities
Net Loss	$(1,415)
Adjustments to reconcile net loss to net cash
provided by / (used in) operating activities:	-
Changes in operating assets and liabilities:
Accounts payable	1,056
Net cash provided by / (used in) operating activities	(359)

Cash flows from investing activities	-

Cash flows from financing activities
Capital issued	-
Expenses paid by stockholders and contributed as capital	359
Net cash provided by / (used in) financing activities	359

Net increase (decrease) in cash and cash equivalents	-

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$-

Supplemental Disclosures:
Interest paid	$-
Taxes paid	$-

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS, CORPORATION

Notes to Unaudited Financial Statements

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

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30,2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

There were no other new accounting pronouncements relevant for the period ended September 30, 2017 that we believe would have a material impact on our financial position or results of operations.

NOTE 2GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2017.

The Company had working capital of $(1,056) and an accumulated deficit of $1,617 as of September 30, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations to meet its obligations and/or obtaining additional financing from its members or other sources as may be required.

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

NOTE 3STOCKHOLDERS’ DEFICIT

As of September 30, 2017, the Company has 20,000,000 common stock shares issued to two directors and officers for no consideration. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2017, 20,000,000 shares of the common stock and no preferred stock were issued and outstanding. The Company recorded a discount on the common stock equal to the par value of shares issued.

NOTE 4INCOME TAXES

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended September 30, 2017 6 is as follows:

	For three months ended September 30, 2017	For nine months ended September 30, 2017
	$
Profit / (loss) from operations before income tax	(1,096)	(1,415)
Income tax rate	34%	34%
Income tax expense at the U.S Federal tax	(373)	(481)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	-	-
Other non-deductible expenses	-	-
Foreign rate differentials	-	-
State and local net of federal benefit	-	-
Valuation allowance	373	481
Income tax (benefit) / expenses	-	-

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

At September 30, 2017, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For three months ended September 30, 2017	For nine months ended September 30, 2017
Deferred tax assets
Net income / (loss)	(1,096)	(1,415)
Deferred tax liability	-	-
Net deferred tax assets	(373)	(481)
Less: Valuation allowance	373	481
Deferred tax asset - net valuation allowance	-	-

As of September 30, 2017, the Company has a net operating loss carryover of approximately $1,617 available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2017 to September 30, 2017, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

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

NOTE 6 SUBSEQUENT EVENTS

The management determined that there were no significant reportable transactions subsequent to the period ended September 30, 2017.

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

As of September 30, 2017, WSAC had not generated revenues and had no income or cash flows from operations since inception.  During the nine months ended September 30, 2017 WSAC had sustained net loss of $1,096, and had an accumulated deficit of $1,617 since inception.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since inception, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

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

Dated:   February 7, 2019