Form 10-Q
period 2018-06-30
WALL STREET ACQUISITIONS, Corp
filed 2019-08-27
CIK 1698832

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                         FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

           EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2018

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

    Class                                 Outstanding at

                                         June 30, 2018

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements                        3-6

Notes to Unaudited Condensed Financial Statements               7-11

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED BALANCE SHEET

	AS OF JUNE 30, 2018	AS OF DECEMBER 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$-	-

Total Assets	$-	-

LIABILITIES & SHAREHOLDER'S DEFICIT
Current Liabilities
Accrued Liabilities	$9,433	1,207

Total Liabilities	9,433	1,207

STOCKHOLDER'S DEFICIT

Preferred Stock $0.0001 par value,
20,000,000 share authorized, none outstanding	-	-
Common Stock, 0.0001 par value,
100,000,000 authorized 20,000,000
Issued and outstanding	2,000	2,000
Additional paid in capital	(1,439)	(1,439)
Accumulated Deficit	(9,994)	(1,768)
Total Stockholder's Deficit	(9,433)	(1,207)

Total Liabilities and Stockholder's Deficit	$-	-

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION
UNAUDITED STATEMENT OF OPERATIONS
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$-	-	-	-

Cost of Revenue	$-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses	1,113	9	8,226	319

Loss Before Income Taxes	(1,113)	(9)	(8,226)	(319)

Income Tax Expense	-	-

Net Loss	$(1,113)	(9)	(8,226)	(319)

Loss per Share- Basic & Diluted	(0.0000556)	(0.0000005)	(0.0004113)	(0.0000159)

Weighted Average Shares-
Basic and Diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 2, 2016) TO JUNE 30, 2018

	COMMON STOCK		ADDITIONAL PAID	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	DEFICIT

Balance as of December 2, 2016 (Inception)	-	$-	$-	$-	$-
Issuance of Common Stock	20,000,000	2,000	(2,000)	-	-
Capital Contribution	-	-	202	-	202
Net Loss	-	-	-	(202)	(202)

Balance as of December 31, 2016	20,000,000	2,000	(1,798)	(202)	-

Balance as of January 1, 2017	20,000,000	2,000	(1,798)	(202)	-
Issuance of Common Stock	-	-	-	-	-
Capital Contribution	-	-	359	-	359
Net Loss	-	-	-	(1,566)	(1,566)
Balance as of December 31, 2017	20,000,000	2,000	(1,439)	(1,768)	(1,207)

Balance as of January 1, 2018	20,000,000	2,000	(1,439)	(1,768)	(1,207)
Issuance of Common Stock	-	-	-	-	-
Capital Contribution	-	-	-	-	-
Net Loss	-	-	-	(8,226)	(8,226)
Balance as of June 30, 2018	20,000,000	2,000	(1,439)	(9,994)	(9,433)

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	FOR SIX MONTHS ENDED JUNE 30, 2018	FOR SIX MONTHS ENDED JUNE 30, 2017

Net Loss	$(8,226)	(319)

Adjustments to reconcile net loss to net cash
used in operating activities:
Change in accrued liabilities	8,226	319

Net cash provided by (used in) operating activities	-	-

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	-

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	-
Taxes Paid	$-	-

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit with banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2018.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the loss of the entity. As of June 30, 2018, there are no outstanding dilutive securities.

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

There were no other new accounting pronouncements during the period ended June 30, 2018 that we believe would have a material impact on our financial position or results of operations.

NOTE 2    GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended June 30, 2018.

The Company had working capital of $(9,433) and an accumulated deficit of $9,994 as of June 30, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations to meet its obligations and/or obtaining additional financing from its members or other sources as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company has no commitments from any third party for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significant reduce its current level of operations.

NOTE 3   STOCKHOLDERS’ DEFICIT

As of June 30, 2018, the Company has 20,000,000 founders common stock held by two directors and officers for no consideration. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2018, 20,000,000 shares of the common stock and no preferred stock were issued and outstanding. The Company recorded a discount on the common stock equal to the par value of shares issued.

NOTE 4   INCOME TAXES

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the said periods is as follows:

	For three months ended		For six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$	$	$	$
Profit / (loss) from operations before income tax	(1,113)	(9)	(8,226)	(319)
Income tax rate	21%	34%	21%	34%
Income tax expense at the U.S Federal tax	(234)	(3)	(1,728)	(109)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	-	-	-	-
Other non-deductible expenses	-	-	-	-
Foreign rate differentials	-	-	-	-
State and local net of federal benefit	-	-	-	-
Valuation allowance	234	3	1,728	109
Income tax (benefit) / expenses	-	-	-	-

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

At June 30, 2018, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For three months ended		For six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Deferred tax assets
Net income / (loss)	(1,113)	(9)	(8,226)	(319)
Deferred tax liability	-	-	-	-
Net deferred tax assets	(234)	(3)	(1,728)	(109)
Less: Valuation allowance	234	3	1,728	109

Deferred tax asset - net valuation allowance	-	-	-	-

On an annual basis, the Company has a net operating loss carryover of approximately $9,994 available to offset future income for income tax reporting purposes, out of which $1,768 will expire in various years through 2037 if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2017 to June 30, 2018, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

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

NOTE 5   RELATED PARTY TRANSACTIONS

The stockholders of the Company contributed $561 towards the operating expenses of the Company from inception to June 30, 2018. This amount has been recorded in additional paid in capital as their capital contribution to the Company.

NOTE 6   SUBSEQUENT EVENTS

The management determined that there were no significant reportable transactions subsequent to the period ended June 30, 2018.

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

As of June 30, 2018, WSAC had not generated revenues and had no income or cash flows from operations since inception. During the period, WSAC had sustained net loss of $1,113 and had an accumulated deficit of $9,994.

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

On June 30, 2018, the Company issued the following shares of its common stock:

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

 Dated:   August 26, 2019