Form 10-Q
period 2018-09-30
WALL STREET ACQUISITIONS, Corp
filed 2020-10-23
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55755

WALL STREET ACQUISITIONS CORP

 (Exact name of registrant as specified in its charter)

Delaware	30-0965482
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Gateway Center, 26th Fl, Newark, New Jersey 07102

(Address of principal executive offices)

(973) 277-4239

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicated by check mark whether the registrant has submitted electronically  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☐ No ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes X    No x

As of September 30, 2018 there were 20,000,000 shares of common stock, par value $0.0001, issued and outstanding.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements3-6

Notes to Unaudited Condensed Financial Statements 7-12

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED BALANCE SHEET

	AS OF SEPTEMBER 30, 2018	AS OF DECEMBER 31, 2017
ASSETS
Current Assets
Cash & Cash Equivalents	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND SHAREHOLDERS DEFICIT
Current Liabilities
Accrued Expense	$ 9,339	$ 1,207
Due to related party	$ 1,207	-

Total Current Liabilities	10,546	1,207

STOCKHOLDERS DEFICIT

Preferred Stock $0.0001 par value,
20,000,000 share authorized, non outstanding
Common Stock, 0.0001 par value,
100,000,000 authorized 20,000,000
issued and outstanding	2,000	2,000
Additional Paid In Capital	(1,439)	(1,439)
Accumulated Deficit	(11,107)	(1,768)

Total Stockholder's Deficit	(10,546)	(1,207)

Total Liabilities & Stockholders’ Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION
UNAUDITED STATEMENT OF OPERATIONS
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 30, 2017	SEPTEMBER 30, 2018	SEPTEMBER 30, 2017
Revenues	$-	-	-	-

Cost of Revenue	$-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses	1,113	1,096	9,339	1,415

Loss Before Income Taxes	(1,113)	(1,096)	(9,339)	(1,415)

Income Tax Expense	-	-	0	0

Net Loss	$(1,113)	(1,096)	(9,339)	(1,415)

Loss per Share- Basic & Diluted	(0.00006)	(0.00005)	(0.00047)	(0.00007)

Weighted Average Shares-
Basic and Diluted	20,000,000	20,000,000	20,000,000	20,000,000

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 2, 2016) TO SEPTEMBER 30, 2018

	COMMON STOCK		ADDITIONAL PAID	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	DEFICIT

Balance as of December 2, 2016 (Inception)	-	$-	$-	$-	$-

Issuance of Common Stock	20,000,000	2,000	(2,000)	-	-

Capital Contribution	-	-	202	-	202

Net Loss	-	-	-	(202)	(202)

Balance as of December 31, 2016	20,000,000	2,000	(1,798)	(202)	-

Balance as of January 1, 2017	20,000,000	2,000	(1,798)	(202)	-

Issuance of Common Stock	-	-	-	-	-

Capital Contribution	-	-	359	-	359

Net Loss	-	-	-	(1,566)	(1,566)

Balance as of December 31, 2017	20,000,000	2,000	(1,439)	(1,768)	(1,207)

Balance as of January 1, 2018	20,000,000	2,000	(1,439)	(1,768)	(1,207)

Issuance of Common Stock	-	-	-	-	-

Capital Contribution	-	-	-	-	-

Net Loss	-	-	-	(9,339)	(9,339)

Balance as of September 30, 2018	20,000,000	2,000	(1,439)	(11,107)	(10,546)

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
Nine months ended
	'SEPTEMBER 30, 2018	SEPTEMBER 30, 2017

Net Loss	$ (9,339)	$ (1,415)

Adjustments to reconcile net loss to net cash
used in operating activities:

Change in Accrued liabilities	8,132	1,056
Change in Due to related party	1,207	-

Net Cash provided by (used in) operating activities	$ -	$ (359)

Cash Flows from Investing Activities	$ -	$ -

Cash Flows from Financing Activities	$ -	$ -

Expenses paid for by stockholders and contributed as capital	$ -	$ 359

Cash and cash equivalents, beginning of period	$ -	$ -

Cash and Cash equivalents, end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit with banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2018.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2018.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the loss of the entity. As of September 30, 2018, there are no outstanding dilutive securities.

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

There were no other new accounting pronouncements during the period ended September 30, 2018 that we believe would have a material impact on our financial position or results of operations.

NOTE 2    GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2018.

The Company had working capital of ($ 10,546) and an accumulated deficit of $11,107 as of September 30, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations to meet its obligations and/or obtaining additional financing from its members or other sources as may be required. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The Company will attempt to raise capital to mitigate the risk, but there is substantial doubt raised by these factors regarding the Company’s ability to satisfy its liquidity needs for 12 months from the issuance of the financial statements. The Company has no commitments from any third party for the purchase of its equity.

The financial statements do not include adjustments to reflect the possible future effects of on the recoverability and classification of assets or amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3   STOCKHOLDERS’ EQUITY

As of September 30, 2018, the Company has 20,000,000 founders common stock held by two directors and officers for no consideration. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2018, 20,000,000 shares of the common stock and no preferred stock were issued and outstanding. The Company recorded a discount on the common stock equal to the par value of shares issued.

NOTE 4   INCOME TAXES

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended September 30, 2018 and September 30, 2017 is as follows:

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

At September 30, 2018 Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

On an annual basis, the Company has a net operating loss carryover of approximately $11,107 available to offset future income for income tax reporting purposes which will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. As of September 30, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2017 to September 30, 2018, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

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

NOTE 5   RELATED PARTY TRANSACTIONS

The stockholders of the Company contributed $1,439 towards the operating expenses of the Company from inception to December 31, 2017. This amount has been recorded in additional paid in capital as their capital contribution to the Company. Further, as at September 30, 2018, an amount of $1,207 is payable to Franklin Ogele which was incurred by him on behalf of the Company. This will be reimbursed in due course.

NOTE 6   SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events”, through October 21, 2020, the date which the financial statements were available to be issued and there are no material subsequent events to report other than those described below:

On September 06, 2019 Franklin Ogele, acquired at $0.0001 par value, 1,000,000 shares of common stock of the Company from Chima E. Chima. As a result of the transaction, Franklin Ogele became the holder of all the issued and outstanding 20,000,000 shares of common stock of the Company.

On September 17, 2019 WSAC pursuant to certain Share Purchase and Merger Agreement, (the “Purchase and Merger Agreement”), acquired all the issued and outstanding shares of WSA Gold & Minerals, Inc., a Texas corporation (“WSA Gold”) and owner of certain mining properties, in a stock-for-stock exchange transaction and effected a merger with the Company, pursuant to which the Company is the surviving entity. Under the Purchase and Merger Agreement, WSAC shall issue Jimmy Ramirez 113,333,333 in exchange for 200,000 shares of WSA common stock and shall issue to Franklin Ogele 20,000,000 shares of common stock. This will result in 85% or 113,333,333 shares held by Jimmy Ramirez and 15% or 20,000,000 shares held by Franklin Ogele for a total of 133,333,333 issued and outstanding shares.

As a result of the transaction, on September 17, 2019 Franklin Ogele stepped down as President/CEO and Member of the Board of Directors of the Company effective September 17, 2019. Chima E. Chima also stepped down as Vice President, Secretary and Member of the Board of Directors of the Company effective September 17, 2019. Mr. Jimmy Ramirez was elected Member of the Board of Directors and appointed as President and CEO of the Company. Franklin Ogele was elected Member of the Board of Directors and appointed as Vice President and Secretary of the Company.

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

As of September 30, 2018, WSAC had not generated revenues and had no income or cash flows from operations since inception. During the period, WSAC had sustained net loss of $1,113 and had an accumulated deficit of $11,107.

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

Management will pay all expenses incurred by WSAC until a change in control is affected.

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

On September 30, 2018, the Company issued the following shares of its common stock:

Name                       Number of Shares

Franklin Ogele          19,000,000

Chima E. Chima        1,000,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)  Not applicable.

(b)  Item 407(c) (3) of Regulation S-K:

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

Dated:   October 21, 2020