Form 10-K
period 2018-12-31
WALL STREET ACQUISITIONS, Corp
filed 2020-10-23
CIK 1698832

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2018

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

   $0.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

      Class                                   Outstanding at

                                              December 31, 2018

Common Stock, par value $0.0001                 20,000,000

Documents incorporated by reference:            Form 10-Q filed

       (September 30, 2018)

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

On March 21, 2017, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

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

As of December 31, 2018, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2018, the Company had sustained a net loss of $14,450 and a deficit of $15,657.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2018, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2018, the Company had sustained net loss of $14,450. The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern.  At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Management paid and will continue to pay all expenses incurred by the Company until a change in control is effected.  There is no expectation of repayment for such expenses.

2018 Year-End Analysis

The Company has received no income, has had no operations nor expenses, other than Delaware state fees, accounting fees and audit fees as required for incorporation, for the preparation of the Company's financial statements, in order to comply with SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

Item 8.  Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2018 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on

          Accounting and Financial Disclosure

There was no change of auditor in 2018; the December 31, 2018 audited report was prepared by AJSH & Co LLP. There was no disagreements with accountants on accounting and financial disclosure for the period covered by this report.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (2017). Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

                            PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

     Name                Positions and Offices Held

    -----------------    -----------

Franklin Ogele  President, Secretary and Director

Chima E. Chima   Vice President and Director

Management of The Company

The Company has no full time employees.

On March 21, 2017, the Company filed a Form 10 incorporated herein by reference disclosing the following information regarding its management:

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

Code of Ethics.  The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K.  The Company has only two persons who serve as the directors and officers. The Company has no operations or business and does not receive any revenues or investment capital.  The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be likely be the same person and only two persons to whom such code applied.  Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this code.  At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted.  The Company does not maintain an Internet website on which to post a code of ethics. Corporate Governance.  For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors.  At this time, the Company consists of two officers and directors who hold the majority of shares equally. The Company has no activities and receives no revenues.  At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.  Because there are limited number of shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors.  Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

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

Item 12.  Security Ownership of Certain Beneficial Owners and

          Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2018, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and AddressAmount of Percentage

of Beneficial Owner           Beneficial Ownership of Class

Franklin Ogele (1)19,000,00095%

One Gateway Center, 26th Fl

Newark, NJ 07102

Chima E. Chima  (2)1,000,000 5%

5 Winding Way

West Orange, NJ 07052

All Executive Officers and

Directors as a Group (2 Persons)   20,000,000 (3)100%

(1) Franklin Ogele is President, Secretary and Director of the Company.

(2) Chima E. Chima is Vice-President and Director of the Company.

(3) Based on 20,000,000 shares issued and outstanding as of December 31, 2018.

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

December 31, 2018

Audit-Related Fees: $10,000 – being total audit fees for December 31, 2018 and December 31, 2017. The audit fee for December 31, 2018 is $5,000.

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

EXHIBITS

    (a)     Exhibits

    31     Certification of the Chief Executive Officer and Chief

 Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

    32      Certification of the Chief Executive Officer and Chief

Financial Officer pursuant to Section 906 of the Sarbanes-Oxley   Act of 2002

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm           12

Balance Sheet as of December 31, 2018                               13

Statement of Operations for the period December 31, 2017

And December 31, 2018                                               14

Statement of Changes in Stockholders' Deficit for the Period

from January 1, 2017 to December 31, 2018            15

Statement of Cash Flows for the period from January 1, 2018

to December 31, 2018                                      16

Notes to Financial Statements                                    17-22

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Wall Street Acquisition, Corporation

Opinion on Statement of Financial statements

We have audited the accompanying balance sheet of Wall Street Acquisition, Corporation (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders’ deficit and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New Delhi, India

October 21, 2020

WALL STREET ACQUISITIONS CORPORATION
AUDITED CONDENSED BALANCE SHEET

	AS OF DECEMBER 31, 2018	AS OF DECEMBER 31, 2017
ASSETS
Current Assets
Cash & Cash Equivalents	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND SHAREHOLDERS DEFICIT
Current Liabilities
Accrued Expense	$ 9,450	$ 1,207
Due to related party	$ 6,207	$ -

Total Liabilities	15,657	1,207

STOCKHOLDERS DEFICIT

Preferred Stock $0.0001 par value,
20,000,000 share authorized, non-outstanding
Common Stock, 0.0001 par value,
100,000,000 authorized 20,000,000
issued and outstanding	2,000	2,000
Additional Paid In Capital	(1,439)	(1,439)
Accumulated Deficit	(16,218)	(1,768)

Total Stockholder's Deficit	(15,657)	(1,207)

Total Liabilities & Stockholders’ Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION
AUDITED STATEMENT OF OPERATIONS

	DECEMBER 31, 2018	DECEMBER 31, 2017
Revenues	$-	-

Cost of Revenue	$-	-

Gross Profit	-	-

Operating Expenses	(14,450)	1,566

Loss Before Income Taxes	(14,450)	(1,566)

Income Tax Expense	-	-

Net Loss	$(14,450)	(1,566)

Loss per Share- Basic & Diluted	(0.00072)	(0.00008)

Weighted Average Shares-
Basic and Diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 2, 2016) TO DECEMBER 31, 2018

	COMMON STOCK		ADDITIONAL PAID	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	DEFICIT

Balance as of December 2, 2016 (Inception)	-	$-	$-	$-	$-

Issuance of Common Stock	20,000,000	2,000	(2,000)	-	-

Capital Contribution	-	-	202	-	202

Net Loss	-	-	-	(202)	(202)

Balance as of December 31, 2016	20,000,000	2,000	(1,798)	(202)	-

Balance as of January 1, 2017	20,000,000	2,000	(1,798)	(202)	-

Issuance of Common Stock	-	-	-	-	-

Capital Contribution	-	-	359	-	359

Net Loss	-	-	-	(1,566)	(1,566)

Balance as of December 31, 2017	20,000,000	2,000	(1,439)	(1,768)	(1,207)

Balance as of January 1, 2018	20,000,000	2,000	(1,439)	(1,768)	(1,207)

Issuance of Common Stock	-	-	-	-	-

Capital Contribution	-	-	-	-	-

Net Loss	-	-	-	(14,450)	(14,450)

Balance as of December 31, 2018	20,000,000	2,000	(1,439)	(16,218)	(15,657)

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
AUDITED CONDENSED STATEMENT OF CASH FLOWS
Period ended
	DECEMBER 31, 2018	DECEMBER 31, 2017

Net Loss	$ (14,450)	$ (1,415)

Adjustments to reconcile net loss to net cash
used in operating activities:

Change in Accrued Liabilities	8,243	1,056
Change in Due to related party	6,207	-
Net Cash provided by (used in) operating activities	$ -	$ (359)

Cash Flows from Investing Activities	$ -	$ -

Cash Flows from Financing Activities	$ -	$ -

Expenses paid for by stockholders and contributed as capital	$ -	$ 359

Cash and cash equivalents, beginning of period	$ -	$ -

Cash and Cash equivalents, end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit with banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2018.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the loss of the entity. As of December 31, 2018, there are no outstanding dilutive securities.

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

There were no other new accounting pronouncements during the year ended December 31, 2018 that we believe would have a material impact on our financial position or results of operations.

NOTE 2 GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2018.

The Company had working capital of ($15,657) and an accumulated deficit of $16,218 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations to meet its obligations and/or obtaining additional financing from its members or other sources as may be required. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The Company will attempt to raise capital to mitigate the risk, but there is substantial doubt raised by these factors regarding the Company’s ability to satisfy its liquidity needs for 12 months from the issuance of the financial statements. However, the Company has no commitments from any third party for the purchase of its equity.

The financial statements do not include adjustments to reflect the possible future effects of on the recoverability and classification of assets or amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 STOCKHOLDERS’ DEFICIT

As of December 31, 2018, the Company issued 20,000,000 founders common stock to two directors and officers for no consideration. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2018, 20,000,000 shares of the common stock and no preferred stock were issued and outstanding. The Company recorded a discount on the common stock equal to the par value of shares issued.

NOTE 4 INCOME TAXES

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the year ended December 31, 2018 and December 31, 2017 is as follows:

	For year ended
	December 31, 2018	December 31, 2017
	$	$
Profit / (loss) from operations before income tax	(14,450)	(1,566)
Income tax rate	21%	34%
Income tax expense at the U.S Federal tax	(3,034.50)	(532)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	-	-
Other non-deductible expenses	-	-
Foreign rate differentials	-	-
State and local net of federal benefit	-	-
Valuation allowance	3,034.50	532
Income tax (benefit) / expenses	-	-

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

At December 31, 2018, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For year ended
	December 31, 2018	December 31, 2017
Deferred tax assets
Net income / (loss)	(14,450)	(1,566)
Deferred tax liability	-	-
Net deferred tax assets	(3034.50)	(532)
Less: Valuation allowance	3034.50	532
Deferred tax asset - net valuation allowance	-	-

On an annual basis, the Company has an accumulated deficit or net operating loss carryover of approximately $16,218 available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2018 to December 31, 2018, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

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

NOTE 5 RELATED PARTY TRANSACTIONS

The stockholders of the Company contributed $1,439 towards the operating expenses of the Company from inception to December 31, 2017. This amount has been recorded in additional paid in capital as their capital contribution to the Company. Further, as at December 31, 2018, an amount of $6,207 is payable to Franklin Ogele which was incurred by him on behalf of the Company. This will be reimbursed in due course.

NOTE 6 SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events”, through October 21, 2020, the date which the financial statements were available to be issued and there are no material subsequent events to report other than those described below:

On September 06, 2019 Franklin Ogele, acquired at $0.0001par value, 1,000,000 shares of common stock of the Company from Chima E. Chima. As a result of the transaction, Franklin Ogele became the holder of all the issued and outstanding 20,000,000 shares of common stock of the Company.

On September 17, 2019 WSAC pursuant to certain Share Purchase and Merger Agreement, (the “Purchase and Merger Agreement”), acquired all the issued and outstanding shares of WSA Gold & Minerals, Inc., a Texas corporation (“WSA Gold”) and owner of certain mining properties, in a stock-for-stock exchange transaction and effected a merger with the Company, pursuant to which the Company is the surviving entity. Under the Purchase and Merger Agreement, WSAC shall issue Jimmy Ramirez 113,333,333 in exchange for 200,000 shares of WSA common stock and shall issue to Franklin Ogele 20,000,000 shares of common stock. This will result in 85% or 113,333,333 held shares by Jimmy Ramirez and 15% or 20,000,000 shares held by Franklin Ogele for a total of 133,333,333 issued and outstanding shares.

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

The management determined that there were no significant reportable transactions subsequent to the year ended December 31, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALL STREET ACQUSITIONS, CORP.

By:   /s/ Franklin Ogele

Franklin Ogele, Chief Financial Officer

Dated:       October 21, 2020

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Franklin Ogele           Director            October 21, 2020