Form 10-Q
period 2019-03-31
WALL STREET ACQUISITIONS, Corp
filed 2020-10-27
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-53809

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☒

Indicated by check mark whether the registrant has submitted electronically  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☐ No ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of March 31, 2019, there were 20,000,00 shares of common stock, par value $0.0001, issued and outstanding.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements3-6

Notes to Unaudited Condensed Financial Statements 7-15

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED BALANCE SHEET

	As of March 31, 2019	As of December 31, 2018
ASSETS
Current Assets
Cash & Cash Equivalents	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND SHAREHOLDERS DEFICIT
Current Liabilities
Due To Related Party	$ 7,379	$ 6,207
Accrued Expense	$ 9,563	$ 9,450
Total Current Liabilities	16,942	15,657

STOCKHOLDERS

Preferred Stock $0.0001 par value,
20,000,000 share authorized, non-outstanding
Common Stock, 0.0001 par value,
100,000,000 authorized 20,000,000
issued and outstanding	2,000	2,000
Additional Paid In Capital	(1,439)	(1,439)
Accumulated Deficit	(17,503)	(16,218)

Total Stock holder's Deficit	(16,942)	(15,657)

Total Liabilities & Stockholders’ Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three months ended
	March 31, 2019	March 31, 2018
Revenues	$-	-

Cost of Revenue	$-	-

Gross Profit	-	-

Operating Expenses	1,285	7,113

Loss Before Income Taxes	(1,285)	(7,113)

Income Tax Expense	-	-

Net Loss	$(1,285)	(7,113)

Loss per Share- Basic & Diluted	(0.00006)	(0.00036)

Weighted Average Shares-
Basic and Diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANURY 31, 2018 TO MARCH 31, 2019

	COMMON STOCK		ADDITIONAL PAID	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	DEFICIT

Balance as of January 1, 2018	20,000,000	$2,000	$(1,439)	$(1,768)	$(1,207)

Issuance of Common Stock	-	-	-	-	-

Capital Contribution	-	-	-	-	-

Net Loss	-	-	-	(14,450)	(14,450)

Balance as of December 31, 2018	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Balance as of January 1, 2019	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Issuance of Common Stock	-	-	-	-	-

Capital Contribution	-	-	-	-	-

Net Loss				(1,285)	(1,285)
Balance as of March 31, 2019	20,000,000	$2,000	$(1,439)	$(17,503)	$(16,942)

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
Three months ended
	March 31, 2019	March 31, 2018

Net Loss	$ (1,285)	$ (7,113)

Adjustments to reconcile net loss to net cash
used in operating activities:

Change in due to related party	1172	7,113
Change in Accrued Expense	113
Net Cash provided by (used in) operating activities	$ -	$ -

Cash Flows from Investing Activities	$ -	$ -

Cash Flows from Financing Activities	$ -	$ -

Expenses paid for by stockholders and contributed as capital	`	$ -

Cash and cash equivalents, beginning of period	$ -	$ -

Cash and Cash equivalents, end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit with banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2019.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2019.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the loss of the entity. As of March 31, 2019 there are no outstanding dilutive securities.

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

There were no other new accounting pronouncements during the period ended March 31, 2019 that we believe would have a material impact on our financial position or results of operations.

NOTE 2    GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended March 31, 2019.

The Company had working capital of ($16,942) and an accumulated deficit of $17,503 as of March 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations to meet its obligations and/or obtaining additional financing from its members or other sources as may be required.

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

NOTE 3   STOCKHOLDERS’ DEFICIT

As of March 31, 2019, the Company has 20,000,000 founders common stock held by two directors and officers for no consideration. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2019, 20,000,000 shares of the common stock and no preferred stock were issued and outstanding. The Company recorded a discount on the common stock equal to the par value of shares issued.

NOTE 4   INCOME TAXES

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended March 31, 2019 and March 31, 2018 is as follows:

	For three months ended
	March 31, 2019	March 31, 2018
	$	$
Profit / (loss) from operations before income tax	(1,285)	(7,113)
Income tax rate	21%	21%
Income tax expense at the U.S Federal tax	(270)	(1,494)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	-	-
Other non-deductible expenses	-	-
Foreign rate differentials	-	-
State and local net of federal benefit	-	-
Valuation allowance	270	1,494
Income tax (benefit) / expenses	-	-

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

At March 31, 2019 Company has no unrecognized tax benefits. There were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

The significant components of deferred tax assets and liabilities are as follows:

	For three months ended
	March 31, 2019	March 31, 2018
Deferred tax assets
Net income / (loss)	(1,285)	(7,113)
Deferred tax liability	-	-
Net deferred tax assets	(270)	(1,494)
Less: Valuation allowance	270	1494
Deferred tax asset - net valuation allowance	-	-

On an annual basis, the Company has an accumulated deficit or net operating loss carryover of approximately $17,503 out of which $1,768 will expire in various years through 2037 if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2017 to March 31, 2019, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

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

NOTE 5   RELATED PARTY TRANSACTIONS

The stockholders of the Company contributed $1,439 towards the operating expenses of the Company from inception to March 31, 2019 .This amount has been recorded in additional paid in capital as their capital contribution to the Company. Further, operating expenses of $7,379 has been paid by the management on behalf of the Company which will be reimbursed in due course.

NOTE 6   SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events”, through October 27, 2020, the date which the financial statements were available to be issued and there are no material subsequent events to report other than those described below.

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

As of March 31, 2019, WSAC had not generated revenues and had no income or cash flows from operations since inception. During the period, WSAC had sustained net loss of $1,285 and had an accumulated deficit of $17,503.

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

On March 31, 2019, the Company issued the following shares of its common stock:

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

Chief Financial Officer and Director

Dated:   October 27, 2020