Form 10-Q
period 2019-09-30
WALL STREET ACQUISITIONS, Corp
filed 2020-11-10
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicated by check mark whether the registrant has submitted electronically  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2019, there were 133,333,333 shares of common stock, par value $0.0001, issued and outstanding.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements3-6

Notes to Unaudited Condensed Financial Statements 7-14

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED BALANCE SHEET

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current Assets
Cash & Cash Equivalents	$ -	$ -
Mines	$ 18,430	$ -
Promissory Note	$ 2,000	$ -

Total Assets	$ 20,430	$ -

LIABILITIES AND SHAREHOLDERS DEFICIT
Current Liabilities
Due To Related Party	$ 26,647	$ 6,207
Promissory note -	$ 130,462	$ -
Accrued Expense	$ 11,339	$ 9,450
Total Current Liabilities	$ 168,448	15,657

STOCKHOLDERS DEFICIT

Preferred Stock $0.0001 par value,
20,000,000 share authorized, not outstanding
Common Stock, 0.0001 par value, 20,000,000 authorized and issued as of December 31, 2018 &
600,000,000 authorized 133,333,333
issued and outstanding as of September 30, 2019	13,333	2,000
Additional Paid In Capital	(11,100)	(1,439)
Accumulated Deficit	(150,251)	(16,218)

Total Stockholder’s Deficit	(148,018)	(15,657)

Total Liabilities & Stockholders’ Deficit	$ 20,430.00	$ -

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS, CORPORATION
UNAUDITED STATEMENT OF OPERATIONS
	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September , 2018
Revenues	$-	-	-	-

Cost of Revenue	$-	-	-	-

Gross Profit	-	-	-	-

Professional fee	130,462	-	130,462	-
Operating Expenses	1,173	1,113	3,571	9,339

Loss Before Income Taxes	(131,635)	(1,113)	(134,033)	(9,339)

Income Tax Expense	-	-	0	0

Net Loss	$(131,635)	(1,113)	(134,033)	(9,339)

Loss per Share- Basic & Diluted	(0.00099)	(0.00006)	(0.00101)	(0.00047)

Weighted Average Shares-
Basic and Diluted	133,333,333	20,000,000	133,333,333	20,000,000

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 31, 2018 TO SEPTEMBER 30, 2019

	COMMON STOCK		ADDITIONAL PAID	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	DEFICIT

Balance as of January 1, 2018	20,000,000	2,000	(1,439)	(1,768)	(1,207)

Issuance of Common Stock	-	-	-	-	-

Capital Contribution	-	-	-	-	-

Net Loss	-	-	-	(14,450)	(14,450)

Balance as of December 31, 2018	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Balance as of January 1, 2019	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Issuance of Common Stock	113,333,333	11,333	(9,661)	-	1672

Capital Contribution	-	-	-	-	-

Net Loss				(134,033)	(134,033)

Balance as of September 30, 2019	133,333,333	13,333	(11,100)	(150,251)	(148,018)

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION UNAUDITED STATEMENT OF CASH FLOWS
Nine months ended
	September 30, 2019	September 30, 2018

Net Loss	$ (134,033)	$ (9,339)

Adjustments to reconcile net loss to net cash
used in operating activities:

Change in due to related party	$ 1,682	1,207
Change in Promissory note	$ 130,462	$ -
Change in accrued expenses	$ 1,889	8,132

Net Cash provided by (used in) operating activities	$ -	$ -

Cash Flows from Investing Activities	$ -	$ -

Cash Flows from Financing Activities	$ -	$ -

Cash and cash equivalents, beginning of period	$ -	$ -

Cash and Cash equivalents, end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Issuance of common stock on merger	$ 1,672	$ -
Net assets acquired
- Promissory Note	$ 2,000	$ -
- Mines	$ 18,430	$ -
- Related Party Payable	$ (18,758)	$ -
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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2019.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the loss of the entity. As of September 30, 2019 there are no outstanding dilutive securities.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to t Share-Based Payment Accounting.” The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. The Company does not expect the adoption of this standard to have a significant effect on its financial statements.

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

There were no other new accounting pronouncements during the period ended September 30, 2019 that we believe would have a material impact on our financial position or results of operations.

NOTE 2    GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2019.

The Company had working capital of ($148,018) and an accumulated deficit of $150,251 as of September 30, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations to meet its obligations and/or obtaining additional financing from its members or other sources as may be required.

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

NOTE 3   COMMON STOCK

The Company was authorized to issue 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. The authorized shares of common stock has been increased to 600,000,000 shares with effect from September 17, 2019, however the certificate of incorporation reflected it in May 2020.

As of December 31, 2018, 20,000,000 shares of common stock were held by two directors. On September 17, 2019, the Company issued 113,333,333 shares of common stock pursuant to the merger agreement. Thus, as of September 30, 2019, 133,333,333 shares of the common stock and no preferred stock were issued and outstanding.

NOTE 4   INCOME TAXES

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended September 30, 2019 and September 30, 2018 is as follows:

	For three months ended		For Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	$	$	$	$
Profit / (loss) from operations before income tax	(131,635)	(1,113)	(134,033)	(9,339)
Income tax rate	21%	21%	21%	21%
Income tax expense at the U.S Federal tax	(27,643)	(234)	(28,147)	(1,961)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	-	-	-	-
Other non-deductible expenses	-	-	-	-
Foreign rate differentials	-	-	-	-
State and local net of federal benefit	-	-	-	-
Valuation allowance	27,643	234	28,147	1,961
Income tax (benefit) / expenses	-	-	-	-

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

On September 30, 2019 Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For three months ended		For nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Deferred tax assets	$	$
Net income / (loss)	(131,635)	(1,113)	(134,033)	(9,339)
Deferred tax liability	-	-	-	-
Net deferred tax assets	(131,635)	(234)	(134,033)	(1,961)
Less: Valuation allowance	27,643	234	28,147	1,961
Deferred tax asset - net valuation allowance	-	-	-	-

On an annual basis, the Company has an accumulated deficit or net operating loss carryover of approximately $150,251 available to offset future income for income tax reporting purposes which will expire in various years through 2037 if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2017 to September 30, 2019, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

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

NOTE 5   RELATED PARTY TRANSACTIONS

The stockholders of the Company contributed $1,439 towards the operating expenses of the Company from inception to September 30, 2019 .This amount has been recorded in additional paid in capital as their capital contribution to the Company. Further, operating expenses of $26,647 has been paid by the management on behalf of the Company which will be reimbursed in due course.

NOTE 6 MERGER WITH WSA GOLD & MINERALS INC

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

Pursuant to Purchase and Merger agreement, the company has acquired Mines amounting to $18,430, Related Party Payable of $18,758 and Promissory Note of $2,000 from WSA Gold.

NOTE 7 PROMISSORY NOTE

On September 30, 2019, the Company executed a promissory note with CJHx4 Consulting to pay its creditor $130,462 against the professional service availed from them. It was agreed that the said amount will be payable by the Company when it will be able to raise funds for its projects.

NOTE 8   SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

As of September 30, 2019, WSAC had not generated revenues and had no income or cash flows from operations since inception. During the period, WSAC had sustained net loss of $ 134,033 and had an accumulated deficit of $150,251.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past years, the Company has issued 133,333,333 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

On September 30, 2019, the Company issued the following shares of its common stock:

Name                       Number of Shares

Franklin Ogele          20,000,000

Jimmy Ramirez         113,333,333

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

ITEM 6.  EXHIBITS

(a)     Exhibits

31.   Certification of the Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.   Certification of the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALL STREET ACQUISITIONS, CORPORATION

By:   /s/ Franklin Ogele, Esq.

Vice President, Chief Financial Officer

Dated:   November 09, 2020