Form 10-K
period 2019-12-31
WALL STREET ACQUISITIONS, Corp
filed 2021-01-22
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ________________

Commission file number:  000-55755

WALL STREET ACQUISITIONS, CORP

(Exact name of registrant as specified in its charter)

Nevada	30-0965482
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

c/o Jimmy Ramirez, Ogele, 4440 S. Piedras Dr., Ste 136, San Antonio, TX 78228

(Address of Principal Executive Offices)(Zip Code)

(973) 277 4239

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2020 cannot be determined because the shares are not actively traded on any public market.

As of December 31, 2019, the registrant had 133,333,333 shares of Common Stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference’, if any, is contained in Part IV, Item 15 of this Annual Report.

WALL STREET ACQUSITIONS CORP

2019 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2019 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.  If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1 - BUSINESS

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Wall Street Acquisitions Corp, a Delaware corporation.

(a) Corporate History and Background.

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

On September 17, 2019 WSAC pursuant to certain Share Purchase and Merger Agreement, (the “Purchase and Merger Agreement”), acquired all the issued and outstanding shares of WSA Gold & Minerals, Inc., a Texas corporation (“WSA Gold”) and owner of certain mining properties, in a stock-for-stock exchange transaction and effected a merger with the Company, pursuant to which the Company is the surviving entity. Under the Purchase and Merger Agreement, WSAC shall issue Jimmy Ramirez 113,333,333 in exchange for 20,000,000 shares of WSA common stock and shall issue to Franklin Ogele 20,000,000 shares of common stock. This will result in 85% or 113,333,333 shares held by Jimmy Ramirez and 15% or 20,000,000 shares held by Franklin Ogele for a total of 133,333,333 issued and outstanding shares.

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

(b)	Business of Issuer.

Business Overview

We intend to devote substantially all of our efforts on establishing our business plan and continuing to grow our operations in the mineral exploration sector.  We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2020.  There is no assurance that we will be able to achieve revenues sufficient to become profitable.

Employees

As of December 31, 2019 we had no full-time employees and two part-time employees. We expect no significant changes in the number of our employees in the next twelve (12) months.

Competition

We are an exploration stage mineral resource exploration company that competes with other mineral resource exploration companies for financing and for the acquisition of mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to achieve the financing necessary for us to acquire mineral property interests and conduct exploration activities.

We will also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies. The presence of competing mineral exploration companies may adversely impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

Government Regulation and Standards

There are several governmental regulations that materially restrict the exploration for minerals and the extraction of minerals and any related mining activities in the United States. The Company will be subject to the mining laws and regulations in force in the United States (as well as any other jurisdiction wherein a future-acquired property is located).  In order to comply with applicable regulations, the Company may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to land.

Additionally, the Dodd–Frank Wall Street Reform and Consumer Protection Act signed into law in July of 2010, includes a requirement for certain companies using “conflict minerals” in the manufacturing of, or contracting to manufacture, products to publicly disclose the source of the conflict mineral.  The conflict mineral list currently includes columbite-tantalite, cassiterite, wolframite, and gold mined in the Democratic Republic of Congo and several surrounding central African countries.  These companies reporting obligations begin with the 2013 calendar year, with the initial reports due in May 2014.  The Company currently has no business operations, nor intent to engage in business development activity, within the covered region.  The Company is currently focused on development of mineral properties primarily in United States. However, the Company may incur costs related to its future customers’ compliance with the law, including, but not limited to: (i) assist future mineral purchase customers by creating and maintaining adequate chain of custody records relating to minerals mined by the Company to establish that they are not conflict minerals, and (ii) provide information to customers for their own conflict mineral reports and audits.

As a general matter, management of the Company will attempt to ensure that all budgets for exploration programs include a contingency for regulatory compliance.

Emerging Growth Company

We are and we will remain an "emerging growth company" as defined under The Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As an "emerging growth company", we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

•reduced disclosure about our executive compensation arrangements;

•no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

•exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

ITEM 1A – RISKS FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company's common stock. You could lose all or part of your investment due to any of these risks.

RISKS RELATING TO OUR COMPANY

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2019 were prepared assuming that we will continue our operations as a going concern. We were incorporated on July 10, 2009, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There is uncertainty regarding our ability to continue as a going concern, indicating the possibility that we may be required to curtail or discontinue our operations in the future. If we discontinue our operations, you may lose all of your investment.

We have an accumulated deficit of $(154,736)  from our inception on December 2, 2016 to December 31, 2019 and have completed only the preliminary exploration stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. We anticipate that our current cash assets will be extinguished by December 31, 2019. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

We are in an early stage of development. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We have no production, no customers, and we have not earned any revenues to date. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Our primary business activities will be focused on exploration of the mining interests. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We expect to suffer losses in the immediate future that may cause us to curtail or discontinue our operations.

We expect to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of mining properties, and our business operations, generally. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will almost certainly fail.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. If such conditions and constraints continue or if there is no investor appetite to finance our business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

The loss of the services of Jimmy Ramirez, our President and Chief Executive Officer, Franklin Ogele, Chief Financial Officer, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our properties.

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers who are developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of Jimmy Ramirez, our President and Chief Executive Officer, Franklin Ogele, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services, which could adversely affect our financial results and impair our growth.

We are a mineral exploration business in the development stage, with no experience in the market, and failure to successfully compensate for this inexperience may adversely impact our operations and financial position.

By industry standards, there are generally four types of mining companies. We are considered an “exploration stage” company. Typically, an exploration stage mining company is focused on exploration to identify new, commercially viable gold deposits. “junior mining companies” typically have proven and probable reserves of less than one million ounces of gold, generally produce less than 100,000 ounces of gold annually, and/or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production. “Mid-tier” and large mining “senior” companies may have several projects in production plus several million ounces of gold in reserve.

As a mineral exploration business, in a highly competitive industry. We have little operating history, few substantial tangible assets, no customer base and no revenue to date. This makes it difficult to evaluate our future performance and prospects. Our prospectus must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a  business in an depressed industry characterized by intense competition, including:

•	our business model and strategy are still evolving and are continually being reviewed and revised;
•	we may not be able to raise the capital required to develop our initial customer base and reputation;
•	we may not be able to successfully implement our business model and strategy; and
•	our management consists of two people: Jimmy Ramirez who serves as our President and Director, and Franklin Ogele who serves as our Chief Financial Officer, Secretary and Director.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in our company will decline.

Our failure to protect our mineral property rights may significantly impair our competitive advantage.

Our success and ability to compete depend in large part upon protecting our mineral property rights. We rely on a combination of fund raising deferred financing to protect our property rights. The steps we have taken may not be sufficient to prevent the expiration of these rights.

We may face costly claims against our mineral property rights, the result of which would decrease the amount of cash we would anticipate to operate and complete our business plan.

We anticipate that from time to time we could receive communications from third parties asserting that they have certain property rights. If anticipated claims arise, we will evaluate their merits. Any claims brought by third parties could result in protracted and costly litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our property rights or to defend us against claims by others. Any litigation could have a material adverse effect on our business, financial condition and results of operations.

We incur costs associated with SEC reporting compliance, which may significantly affect our financial condition.

The Company made the decision to become an SEC "reporting company" in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys' fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $45,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to the stage of producing mines. Our future exploration efforts will be subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, including, but not limited to:

·	Economically insufficient mineralized material;
·	Fluctuations in production costs that may make mining uneconomical;
·	Labor disputes;
·	Unanticipated variations in grade and other geologic problems;
·	Environmental hazards;
·	Water conditions;
·	Troublesome surface or underground conditions;
·	Industrial accidents;
·	Metallurgical and other processing problems;
·	Mechanical and equipment performance problems;
·	Failure of pit walls or dams;
·	Unusual or unexpected rock formations;
·	Personal injury, fire, flooding, cave-ins, and landslides; and
·	Decrease in reserves due to a lower gold price.

Any of these risks can materially and adversely affect, among other things, the development of mineral properties, production quantities and rates, costs and expenditures, and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses proportionate to amounts spent, which may not be recoverable.

The potential profitability of mineral ventures depends in part upon factors beyond our control and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production, and environmental regulation. These factors cannot be accurately predicted and any one or more of these factors may result in our Company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

Mineral exploration and development activities are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our company.

Mineral exploration and development activities are subject to various laws, regulations and policies governing prospecting, mine development, mineral production, removal and transport of natural resources, as well as discharge of materials into the environment. Mining activities are also subject to various regulations regarding taxation, import and export, labor standards, occupational health standards, safety standards, waste disposal, toxic substances, land use, water use, environmental protection, and other matters.

Permits from various foreign, federal, state, provincial and local governmental authorities are required for mining operations to be conducted, and no assurance can be given that such permits will be successfully obtained. Environmental and other legal standards imposed by governmental authorities may be changed, and any such change may prevent us from conducting planned activities, or increase our costs of doing so, which could have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our business operations. Additionally, we may be subject to liability for pollution or other environmental damages, which we may not be able to insure against due to prohibitive premium costs and other financial and practical considerations. Any laws, regulations, or policies of any government body or regulatory agency may be changed, applied, or interpreted in a manner which will alter and negatively affect our ability to carry on our business. We cannot assure you that new rules and regulations will not be enacted, or that existing rules and regulations will not be applied in a manner which could limit or curtail our exploration or development activities on our properties.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities, but there can be no assurance that we can continue to remain in compliance. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such necessary approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Due to the lack of a trading market for our common stock, it will limit the ability of our stockholders to liquidate their investment.

Our common stock is not quoted on any public market.  There is no assurance that a significant trading market will develop, or, if developed, that it will be sustained. Consequently, a purchaser of our common stock may find it difficult to resell the securities offered herein should the purchaser desire to do so when eligible for public resale.

The OTCQB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCQB is not an issuer listing service, market or exchange. Although the OTCQB does not have any listing requirements per se, to be eligible for quotation on the OTCQB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. If no market is ever developed for our common stock, our stockholders will have difficulty selling their shares. In such a case, stockholders may find that they are unable to achieve any benefit from their investment or liquidate their shares without considerable delay, if at all.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 600,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock.

Our Articles of Incorporation currently does not authorize the issuance of shares of preferred stock with designations, rights and preferences; however, the Bylaws of the Company  does authorize the Company to issue preferred shares as  determined from time to time by our directors. Accordingly, our directors are empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Our common shares may be subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will likely constitute "penny stock" if and when is quoted on the OTCQB. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not presently intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

For the indefinite future, we intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our principal offices are located at our principal office is located at 4440 S. Piedras Drive, Suite 136, San Antonio, Texas 78228. We do not currently lease or own any other real property. We intend to commence excavation of our mining properties with the funds raised in this Offering. See “Use of Proceeds”

We currently own titles AND/OR deeds to ten (10) mining properties: namely, Yellow Aster, Fat Mule Flats, Cobin, Jasper, Barracks Nine, Eclipse, Fortuna, Purple Heart, Blackmoor, and the New River Mine.

Mine 1 – Yellow Aster

# Distribution of Gold (Au)

**Aggregate Reserves: $3,232,015,934.00**

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found the Yellow Aster Mine Property located in Tonopah, Nevada in Esmeralda County.

•The Indicated/Unproven/Estimated Gross gold resources are 2,214,249.62 oz based on projected 200 feet excavation.

•  Property Description and Ownership

Yellow Aster Mine is a lode mine. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

The general course of this claim is North and South, and it is situated in the NE Quarter of Section 28, Township 3N, Range 42E, Mount Diablo Meridian, Nye County, Nevada. This claim is 600 feet in width and 1,500 feet in length. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4" x 4" wooden posts that are buried 1.5' in the ground and protrude 4.5' above the ground embossed with the name of the claim and its location in relation to the claim.

The location monument on which this notice is posted is situated within Section 28, Township 3N, Range 42E, Mount Diablo Meridian, Nye County Nevada and this claim encompasses portions of the following quarter section (s), Township (s) and Range (s); NE 1/4 of NE 1/4, and SE 1/4 of NE 1/4 Section 28, T3N, R42E, Mount Diablo Meridian, Nye County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: NE corner of this claim is 300 Feet West and 55 Feet South of the NE corner of Section 28, T3N, R42E, thence heads due South for 1,500 feet to the SE corner of this claim, thence due West for 600 feet to the SW corner of this claim, thence due North for 1,500 feet to the NW corner of this claim, thence due East 600 feet to the place of beginning, the NE corner.

WSA Gold & Minerals, Inc. acquired a 100% undivided, transferable interest in Serial No. NMC1186294 in the NE Quarter of Section 28, Township 3N, Range 42E, Mount Diablo Meridian, Esmeralda County, Nevada from Gateway Gold & Minerals, Inc.

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
NMC1186294	NMC1186292	YELLOW ASTER MINE	ESMERALDA	ACTIVE	LODE	2020	01/03/2019	21 0030N 0420E 028	NE

Yellow Aster Mine

•Location and Access

The property is almost entirely within the boundaries of the municipality of Tonopah Nevada. The property is readily accessible via Highway 95 from Las Vegas to the South or Hwy’s 95/6 from the North/West from Northern Nevada/Reno or Bishop California, and from Highway 6 from the east which intersects highway 95 in the heart of Tonopah.  This mine can be accessed by dirt roads using an ATV (all-terrain vehicle) or four-wheel drive vehicle and a GPS, main dirt roads leading through the mining district are maintained, but two track roads to the individual mines are often difficult to traverse. Caution is mandatory within the entire valley as it is dotted with abandoned mines – some of them are easy to see from a distance, and other are impossible to see until you are right on top of them. 20% of them are roped or fenced off – the rest do not have safety barriers and one should be extremely careful in entering them. Being situated in the high desert there are limited water sources in the area throughout 10 months out of the year.

•Regional Geology

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane”, a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California. The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting. The trend of the pre-Tertiary geologic units over much of the Walker Lane exhibits an arcuate pattern as a result of the influence of two major structural regimes. A series of these arcs have been identified by past workers with the Tonopah area having been identified as being within the Silver Peak-Palmetto- Montezuma Oroflex (Albers & Stewart 1972). The oroflex is described as southward convex with bedding, fold axes and faults trending to the northwest in the Silver Peak Range, trending east-west in the Palmetto Mountains and swinging around to the Northeast in the Montezuma Peak region. The Tonopah area lies on the eastern limb of the oroflex. The Walker Lane is also noted as being particularly well endowed with mineral deposits and the coincidence of these two structural regimes has created favorable plumbing, which is responsible for the high frequency of deposits in the region.

To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings.  None of the Cambrian or Precambrian rocks outcrop in the immediate Tonopah area but fragments of these lithologies are present in volcanic breccias locally, so it is believed they form the basement of the volcanic complex.

•Property Geology

The local geology is extremely well documented with geological investigations going back as early as 1905 when Spurr first published his voluminous observations of the camp. Spurr continued his work in the camp well into the 1920’s, followed by Bastin and Laney (1918), and later Nolan in 1930 published a study of the mines in the western part of the camp, and later expanded on this work, publishing a study that encompassed the entire camp in 1935. Later work was done in the area by Bonham (1970) and Bonham & Garside (1974 & 1979) during the time that work was carried out by Summa, Tenneco, and Houston Oil and Minerals. The earlier workers in the area had the distinct advantage of having the bulk of the mine workings available at one time or another for inspection, while the later workers had the ability to draw from all the earlier well-documented work.

Given the nature of this primarily felsic volcanic center, and the considerable alteration that has taken place prior, during and possibly somewhat after the mineralizing events, the geology of the camp is quite complex, and deciphering the history of the geology and mineralization of the area is only possible due to the thorough the attention paid to detail and the recording of these findings by earlier workers.

•Mineralization

The “Early” andesite of the Mizpah formation is almost exclusively the host rock for mineralization, however Bonanza style lode mineralization of the epoch does extend into the later andesite and in certain mines above the Mizpah into the Extension Breccia, the West End Rhyolitic intrusive and into the Fraction Tuff. From relative positioning and age dating it has been established that the earliest mineralizing event occurred between 20.5m.y. to 17m.y. before present.

The later mineralization event occurred around the end of the emplacement of the Fraction Tuff. At Three Hills the gold bearing discontinuous, irregular, narrow, brecciated chalcedony quartz veinlets, and stockworks occur in a zone of pervasive silicification of the Siebert Formation immediately above the contact with the Fraction Tuff. At Hasbrouck, some gold-silver mineralization is seen within the Fraction Tuff, near its contact with the overlying Siebert formation, which hosts the bulk of the gold- silver mineralized veinlet and stockwork deposits. These occur as erratic bodies of hydrothermal breccia accompanied by strong pervasive silicification with associated adularia and pyrite. Adularia associated with mineralization at the Divide deposit was dated at between 16.3 m.y. and 16.4 m.y. before present.

•Previous Exploration Work

No significant exploration has been noted at these mines in a few decades so a historical account of publicly found data was assimilated. The Tonopah Mining District began circa 1900 with the discovery of gold and silver-rich ore by prospector Jim Butler when he went looking for a lost burro he owned. The burro had wandered off during the night and sought shelter near a rock outcropping. When Butler discovered the animal the next morning, he picked up a rock to throw at the beast, but instead noticed the rock was unusually heavy. He had stumbled upon the second-richest silver strike in Nevada history. While Butler may have been responsible for the first ore strike, it took men of wealth and power to consolidate the mines and reinvest their profits into the infrastructure of the town of Tonopah.

George Wingfield, a 24-year old poker player when he arrived in Tonopah, played poker and dealt faro  in the town saloons. Once he had a small bankroll, he talked Jack Carey, owner of the Tonopah Club, into taking him in as a partner and to file for a gaming license. In 1903, miners rioted against Chinese workers in Tonopah, which spurred a boycott in China of U.S. goods. By 1904, after investing his winnings in the Boston-Tonopah Mining Company, Wingfield was worth $2 million. When old friend George S. Nixon, a banker, arrived in town, Wingfield invested in his Nye County Bank. They grub staked miners with friend Nick Abelman, bought existing mines, and by the time the partners moved to Goldfield, Nevada and made their Goldfield Consolidated Mining Company a public corporation in 1906, , Nixon and Wingfield were worth over $30 million. Small mining ventures continue to this day to provide income for local miners.

The discovery and development of the Tonopah area can be separated into four periods. From 1900 to 1903 the various participants acquired their ground and commenced development work by sinking shafts to access the ore. Between 1903 and 1907 development continued and better and more efficient equipment was deployed to increase production. The recession of 1907 to 1910 caused production to drop off as only the higher-grade ore could be profitably mined with silver prices dropping to as low as $0.25/oz. During this period many of the weaker companies went out of business and consolidation of claims occurred. The high point of the Tonopah camp occurred between 1910 and 1930 with production peaking around 1918 at 622,364 tons/year, with a recorded value of $9,311,560, and declining steadily through the 1920’s.

Production came to a halt with the exception of leasehold mining in the 30’s due to the depression and low precious metals prices. There was virtually no activity during the war in the 40’s but there was somewhat of a resurgence of activity in the 50’s. In total the Tonopah area produced in the order of 174 million ounces of silver, and 1.86 million ounces of gold from approximately 8.8 million tons of ore. Sporadic exploration has continued in the general area with new prospects being discovered including the Hall Molybdenum Mine, the Midway, Three Hills, and Hasbrouck gold prospects.

By January of 1901 there were between 40 and 50 lessees working leases granted by Butler et al, which consisted of 100 feet of vein and 50 feet to either side. It is problematic to determine exactly what production came from which claim or lease as typically several were amalgamated by a single company, and quite often the underground workings connected from one claim to the next. Often a shaft on one claim was used pretty much exclusively while a nearby shaft on the same groups of claims sat idle. It is likely impossible to ascertain or differentiate what production came from a single source or ascribe in many cases the full significance of some of these veins especially as quite often the production from one mine was brought to surface at another shaft, and not reported in a segregated manner.

•Exploration Plans

Recent exploration phase for these properties has been completed.

•Sampling and Analysis

Twenty-Three minerals were analyzed at each sample point by a Niton XL3T 980 GOLDD+ XRF. Values were recorded in ppm (parts per million) for each sample along with GIS coordinates from a Garmin E-trex 30x for georeferencing. Where available, rock samples were analyzed by XRF on a clean surface exposure created by chipping the surface with a rock hammer. Quaternary alluvium was analyzed by XRF when rock samples were not available.

Holes were dug 6-8 inches below the surface and then the grains were pulverized using the flat end of rock hammer that was cleaned using disposable cleaning pads between each sample.

Samples were analyzed using a Niton XL3T 980 GOLDD+ XRF, Serial #55948 that was calibrated by Thermo Scientific on 4/5/2019. The Niton XRF (X-Ray Fluorescence) instrument was used in mining mode to analyze 23 minerals with GOLDD Technology enabled. GOLDD Technology: When low detection limits and high sample throughput are critical, the Niton XL3t GOLDD+ XRF analyzer delivers measurement times up to 10-times faster than conventional Si-PIN detectors and up to 3-times more precise than conventional smaller silicon drift detectors (SDD) – without helium purge or vacuum. Niton analyzers also feature the highest performance X-ray tube and speed detector available on the market. Spectrographs were created for each sample and are included in Appendix C of the NI 43-101 Technical Report.

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology.  The output maps with their full analysis are shown in the following section.

•XRF Survey

The analysis of the XRF measurements of Yellow Aster Mine showed that the elements promising for economic benefiting are:

1.Gold

The average concentration of Gold is 37.07 PPM. This could be explained as: Gold concentration in this mine range from 12.25 grams per ton (.43 oz/ton) to 255.18 grams per ton (9 oz/ton).

2.Titanium

The average concentration of Titanium is 514.50 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton (0.00 oz/ton) to 4,105.57 grams per ton (144.82 oz/ton).

3.Manganese

The average concentration of Manganese is 264.82 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton (0.00 oz/ton) to 1,797.3 grams per ton (63.4 oz/ton).

4.Iron

The average concentration of Iron is 19,228.71 PPM. This could be explained as: Iron concentration in this mine ranges from 3,585.22 grams per ton (126.47 oz/ton) to 35,703.15 grams per ton (1,259.39 oz/ton).

5.Arsenic

The average concentration of silver is 17.43 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton (0.00 oz/ton) to 128.64 grams per ton (4.54 oz/ton).

6.Rubidium

The average concentration of Rubidium is 84.2 PPM. This could be explained as: Rubidium concentration in this mine ranges from 28.63 grams per ton (1.01 oz/ton) to 140.83 grams per ton (4.97 oz/ton).

7.Strontium

The average concentration of Strontium is 317.28 PPM. This could be explained as: Strontium concentration in this mine ranges from 125.9 grams per ton (4.44 oz/ton) to 489.93 grams per ton (17.28 oz/ton).

8.Zirconium

The average concentration of Zirconium is 161.58 PPM. This could be explained as: Zirconium concentration in this mine ranges from 40.26 grams per ton (1.42 oz/ton) to 369.09 grams per ton (13.02 oz/ton).

9.Niobium

The average concentration of Nobelium is 12.93 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton (0.00 oz/ton) to 24.56 grams per ton (0.87 oz/ton).

•Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo's Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

Infrastructure is excellent in Tonopah district. Power is available at various points throughout the prospect, with a high-tension line running east-west along the northern margin of the Belmont tailings. Most supplies are available in Tonopah, while the nearest railhead is in Mina Nevada, approximately 85 kilometers (53 miles) to the northwest along highway 95. Manpower is available in the region, and personnel exist locally with training specific to the mining industry due to the proximity of the property to Kinross’s Round Mountain, and Scorpio Gold’s Mineral Peak operations. The owned claims all have cell phone service. Las Vegas is located approximately 280 kilometers (174 miles) to the southeast of the property, while Reno (which is an important mining supply center) is 270 kilometers (168 miles) to the northwest. The claim block area should be large enough to accommodate a production facility, and there are several potential processing plant sites in the area.

•Property Infrastructure

There is no developed infrastructure on this property.

Mine 2 – Fat Mule Flats

Distribution of Gold (Au)

**Aggregate Reserve: $1,362,784,479.00**

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Fat Mules Flats Mine Property located in Tonopah, Nevada in Esmeralda County.

•The Indicated/Unproven/Estimated Gross gold resources are 933,641.75 oz based on projected 200 feet excavation.

•Property Description and Ownership

Fat Mule Flats Mine is a lode mine. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

The general course of this claim is North and South, and it is situated in the Southwest Quarter of Section 10, Township 2N, Range 42E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 600 feet in length and 1,500 feet in width. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each comer of the claim. Additionally, there are two (2) end-line markers on 3ach side of the center of the claim. All markers are 4" x 4" wooden posts that are buried 1.5' in the ground and protrude 4.5' above the ground embossed with the name of the claim and its location in relation to the claim.

The location monument on which this notice is posted is situated within Section 10, Township 2N, Range 42E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s) and Range (s); NW 1/4 of SW 1/4 and SW 1/4 of SW 1/4 Section 10, T2N, R42E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SW corner of this claim is 0 feet north and 730 feet east of the SW corner of Section 10, T2N, R42E. Beginning at the SW corner of this claim thence north a distance of 1,500 feet to the NW corner of this claim, thence east 600 feet to the NE corner of this claim, thence south 1,500 feet to the SE corner of this claim, thence west 600 feet back to the place of beginning, the SW Corner.

WSA Gold & Minerals, Inc. acquired a 100% undivided, transferable interest in Serial No. NMC1188453 in the SW Quarter of Section 10, Township 2N, Range 42E, Mount Diablo Meridian, Esmeralda County, Nevada from Gateway Gold & Minerals, Inc.

Fat Mule Flats Mine

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
NMC1188453	NMC1188453	FAT MULE FLATS MINE	ESMERALDA	ACTIVE	LODE	2020	04/12/2019	21 0020N 0420E 010	SW

Lode Mining Claim Fat Mule Flats, Tonopah Mining District, Esmeralda County, Nevada

117.28333° W
117.26667° W
117.25000° W
WGS84 117.23333° W
38.05000° N
38.03333° N
38.01667° N
Siebert Mtn
Mt Butler
Heller Butte
Tonopah
ESMERALDA CO
NYE CO
5642 T
5967 T
5728 T
5790
5882 T
5630 T
5615 T
Transmission
Line
Prospects
4WD
Hill of Gold Mine
Map created with TOPO! ©2010 National Geographic
MILES
FEET
KILOMETERS
METERS
TN
MN
13°
07/10/13

NATIONAL GEOGRAPHIC

FAT MULE FLATS
38.039605°, -117.257122°
38.039605°, -117.255034°
NW
NE
SW
SE
38.035496°, -117.257122°
38.035501°, -117.255034°
Legend
Fat Mule Flats
Feature 1
N
700 ft
Google Earth

•Location and Access

The Fat Mules Flats Mine is located in the Lone Mountain (West Divide, Weepah) mining district. The property is almost entirely within the boundaries of the municipality of Tonopah Nevada. The property is readily accessible via Highway 95 from Las Vegas to the South or Hwy’s 95/6 from the North/West from Northern Nevada/Reno or Bishop California, and from Highway 6 from the east which intersects highway 95 in the heart of Tonopah.  This mine can be accessed by dirt roads using an ATV (all-terrain vehicle) or four-wheel drive vehicle and a GPS, main dirt roads leading through the mining district are maintained, but two track roads to the individual mines are often difficult to traverse. Caution is mandatory within the entire valley as it is dotted with abandoned mines – some of them are easy to see from a distance, and other are impossible to see until you are right on top of them. 20% of them are roped or fenced off – the rest do not have safety barriers and one should be extremely careful in entering them. Being situated in the high desert there are limited water sources in the area throughout 10 months out of the year.

•Regional Geology

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane”, a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California (Figure 7.1). The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting. The trend of the pre-Tertiary geologic units over much of the Walker Lane exhibits an arcuate pattern as a result of the influence of two major structural regimes. A series of these arcs have been identified by past workers with the Tonopah area having been identified as being within the Silver Peak-Palmetto-Montezuma Oroflex (Albers & Stewart 1972). The oroflex is described as southward convex with bedding, fold axes and faults trending to the northwest in the Silver Peak Range, trending east-west in the Palmetto Mountains and swinging around to the Northeast in the Montezuma Peak region. The Tonopah area lies on the eastern limb of the oroflex. The Walker Lane is also noted as being particularly well endowed with mineral deposits and the coincidence of these two structural regimes has created favorable plumbing, which is responsible for the high frequency of deposits in the region.

To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings. None of the Cambrian or Precambrian rocks outcrop in the immediate Tonopah area but fragments of these lithologies are present in volcanic breccias locally, so it is believed they form the basement of the volcanic complex.

•Property Geology

The local geology is extremely well documented with geological investigations going back as early as 1905 when Spurr first published his voluminous observations of the camp. Spurr continued his work in the camp well into the 1920’s, followed by Bastin and Laney (1918), and later Nolan in 1930 published a study of the mines in the western part of the camp, and later expanded on this work, publishing a study that encompassed the entire camp in 1935. Later work was done in the area by Bonham (1970) and Bonham & Garside (1974 & 1979) during the time that work was carried out by Summa, Tenneco, and Houston Oil and Minerals.

The earlier workers in the area had the distinct advantage of having the bulk of the mine workings available at one time or another for inspection, while the later workers had the ability to draw from all the earlier well-documented work. Given the nature of this primarily felsic volcanic center, and the considerable alteration that has taken place prior, during and possibly somewhat after the mineralizing events, the geology of the camp is quite complex, and deciphering the history of the geology and mineralization of the area is only possible due to the thorough the attention paid to detail and the recording of these findings by earlier workers

•Mineralization

The “Early” andesite of the Mizpah formation is almost exclusively the host rock for mineralization, however Bonanza style lode mineralization of the epoch does extend into the later andesite and in certain mines above the Mizpah into the Extension Breccia, the West End Rhyolitic intrusive and into the Fraction Tuff. From relative positioning and age dating it has been established that the earliest mineralizing event occurred between 20.5m.y. to 17m.y. before present.

The later mineralization event occurred around the end of the emplacement of the Fraction Tuff.

At Three Hills the gold bearing discontinuous, irregular, narrow, brecciated chalcedony quartz veinlets, and stockworks occur in a zone of pervasive silicification of the Siebert Formation immediately above the contact with the Fraction Tuff. At Hasbrouck, some gold-silver mineralization is seen within the Fraction Tuff, near its contact with the overlying Siebert formation, which hosts the bulk of the gold-silver mineralized veinlet and stockwork deposits.  These occur as erratic bodies of hydrothermal breccia accompanied by strong pervasive silicification with associated adularia and pyrite. Adularia associated with mineralization at the Divide deposit was dated at between 16.3m.y. and 16.4 m.y. before present.

•Previous Exploration Work

This mine was cut in 1908 as far as our research could determine. But it was worked for 23 years prior to 1940. The mine appear to have been a medium-sized operation – maybe by 2 to 3 miners at the most based on the size of the workings. When part of the General Thomas Mine was split up into smaller properties for sale (owned by the Tonopah-Belcher Mining Co. at that time as well as the General Thomas Of Tonopah Co. before the split), this mine was likely called the Tonopah-Belcher Mine. Classified by a 1904 USGS report as a “past producer of Gold, Lead, Silver (Primary) and Copper (Secondary) -this area is a legendary part of Tonopah that has history dating as far back as 1863 when the district was founded.

•Exploration Plans

Recent exploration phase for these properties has been completed.

•Sampling and Analysis

Twenty-Three minerals were analyzed at each sample point by a Niton XL3T 980 GOLDD+ XRF. Values were recorded in ppm (parts per million) for each sample along with GIS coordinates from a Garmin E-trex 30x for georeferencing. Where available, rock samples were analyzed by XRF on a clean surface exposure created by chipping the surface with a rock hammer. Quaternary alluvium was analyzed by XRF when rock samples were not available. Holes were dug 6-8 inches below the surface and then the grains were pulverized using the flat end of rock hammer that was cleaned using disposable cleaning pads between each sample.

Samples were analyzed using a Niton XL3T 980 GOLDD+ XRF, Serial #55948 that was calibrated by Thermo Scientific on 4/5/2019. The Niton XRF (X-Ray Fluorescence) instrument was used in mining mode to analyze 23 minerals with GOLDD Technology enabled. GOLDD Technology: When low detection limits and high sample throughput are critical, the Niton XL3t GOLDD+ XRF analyzer delivers measurement times up to 10-times faster than conventional Si-PIN detectors and up to 3-times more precise than conventional smaller silicon drift detectors (SDD) – without helium purge or vacuum. Niton analyzers also feature the highest performance X-ray tube and speed detector available on the market. Spectrographs were created for each sample and are included in Appendix C.

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology.  The output maps with their full analysis are shown in the following section.

•XRF Survey

The analysis of the XRF measurements of Yellow Aster Mine showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth.

10.Gold

The average concentration of Gold is 15.29 PPM.  This could be explained as: Gold concentration in this mine ranges from 9.24 grams per ton (0.33 oz/ton) to 26.14 grams per ton (0.92 oz/ton).

11.Titanium

The average concentration of Titanium is 795.7 PPM.  This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 10,802.36 grams per ton (381.04 oz/ton).

12.Manganese

The average concentration of Manganese is 959.36 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 18,361.68 grams per ton (647.69 oz/ton).

13.Iron

The average concentration of Iron is 21,034.74 PPM.  This could be explained as: Iron concentration in this mine ranges from 0 grams per ton to 64,413.73 grams per ton (2272.13 oz/ton).

14.Arsenic

The concentration of Arsenic is 20.19 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 93.67 grams per ton (3.3 oz/ton).

15.Rubidium

The average concentration of Rubidium is 74.47 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 125.56 grams per ton (4.43 oz/ton).

16.Strontium

The average concentration of Strontium is 74.47 PPM. This could be explained as: Strontium concentration in this mine ranges from 0 grams per ton to 1,385.08 grams per ton (48.86 oz/ton).

17.Zirconium

The average concentration of Zirconium is 156.27 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 493.72 grams per ton (17.42 oz/ton).

18.Niobium

The average concentration of Niobium is 16.81 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 35.21 grams per ton (1.24 oz/ton).

19.Bismuth

The average concentration of Bismuth is 10.09 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 39.13 grams per ton (1.38 oz/ton).

•Local Infrastructure

Infrastructure is excellent in Tonopah district. Power is available at various points throughout the prospect, with a high-tension line running east-west along the northern margin of the Belmont tailings. Most supplies are available in Tonopah, while the nearest railhead is in Mina Nevada, approximately 85 kilometers (53 miles) to the northwest along highway 95. Manpower is available in the region, and personnel exist locally with training specific to the mining industry due to the proximity of the property to Kinross’s Round Mountain, and Scorpio Gold’s Mineral Peak operations. The owned claims all have cell phone service. Las Vegas is located approximately 280 kilometers (174 miles) to the southeast of the property, while Reno (which is an important mining supply center) is 270 kilometers (168 miles) to the northwest. The claim block area should be large enough to accommodate a production facility, and there are several potential processing plant sites in the area.

•Property Infrastructure

The Fat Mule Flats mine shows 88 feet deep with 700 feet of tunnels, drifts and crosscuts on 2 separate levels. The wood collar looks like it is still in pretty good shape, but the head frame is long gone.

Mine 3 – Cobin

# Distribution of Gold (Au)

**Aggregate Reserves: $1,468,752,494.10**

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Cobin Mine Property located in Tonopah, Nevada in Esmeralda County.

•The Indicated/Unproven/Estimated Gross gold resources are 1,006,240.29 oz based on projected 200 feet excavation.

•Property Description and Ownership

Cobin Mine is a lode mine. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

The general course of this claim is North and South, and it is situated in the Southwest Quarter of Section 30, Township 2N, Range 41E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 1,500 feet in width and 600 feet in height. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4" x 4" wooden posts that are buried 1.5' in the ground and protrude 4.5' above the ground embossed with the name of the claim and its location in relation to the claim.

The location monument on which this notice is posted is situated within Section 30, Township 2N, Range 41E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s) and Range (s); L3/NW 1/4 of SW 1/4 and L4/SW 1/4 of SW 1/4 Section 30, T2N, R41E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SW corner of this claim is 595 Feet north and 340 Feet east of the SW corner of Section 30, T2N, R41E. Beginning at the SW corner of this claim thence due north 1,500 feet to the NW corner of this claim, thence due east a distance of 600 feet to the NE corner of this claim thence due south 1,500 feet to the SE comer of this claim, thence due west 600 feet back to the place of beginning, the SW Corner.

WSA Gold & Minerals, Inc. acquired a 100% undivided, transferable interest in Serial No. NMC1187753 in the SW Quarter of Section 30, Township 2N, Range 41E, Mount Diablo Meridian, Esmeralda County, Nevada from Gateway Gold & Minerals, Inc.

Cobin Mine

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
NMC1187753	NMC1187750	COBIN MINE	ESMERALDA	ACTIVE	LODE	2020	02/08/2019	21 0020N 0410E 030	SW

Lode Mining Claim, COBIN MINE , Mount Diablo Meridian, Esmeralda County, NV

117.45000° W
117.43333° W
117.41667° W
WGS84 117.40000° W
38.01667° N
38.00000° N
37.98333° N
37.96667° N
6663 T
6025
5802
VFHG-C 1-142
6113 T
IF-28
VFHG-C 1-149
19
20
Unnamed Street
6098
Prospects
6411 T
6308 T
6200
R41E
30
29
TRAIL
Jeep
Unnamed Street
6234
31
Map created with TOPO! ©2010 National Geographic; ©2007 Tele
NATIONAL GEOGRAPHIC
MILES
FEET
KILOMETERS
METERS
TN
MN
12½°
02/28/19

COBIN MINE
37.998125°, -117.422899°
COBIN MINE
37.994018°, -117.422899°
37.994018°, -117.420816°
Legend
1000 ft
Google Earth

•Regional Geology

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane”, a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California. The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting.

The trend of the pre-Tertiary geologic units over much of the Walker Lane exhibits an arcuate pattern as a result of the influence of two major structural regimes. A series of these arcs have been identified by past workers with the Tonopah area having been identified as being within the Silver Peak-Palmetto- Montezuma Oroflex (Albers & Stewart 1972). The oroflex is described as southward convex with bedding, fold axes and faults trending to the northwest in the Silver Peak Range, trending east-west in the Palmetto Mountains and swinging around to the Northeast in the Montezuma Peak region. The Tonopah area lies on the eastern limb of the oroflex. The Walker Lane is also noted as being particularly well endowed with mineral deposits and the coincidence of these two structural regimes has created favorable plumbing, which is responsible for the high frequency of deposits in the region.

To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings.

None of the Cambrian or Precambrian rocks outcrop in the immediate Tonopah area but fragments of these lithologies are present in volcanic breccias locally, so it is believed they form the basement of the volcanic complex.

•Property Geology

The local geology is extremely well documented with geological investigations going back as early as 1905 when Spurr first published his voluminous observations of the camp. Spurr continued his work in the camp well into the 1920’s, followed by Bastin and Laney (1918), and later Nolan in 1930 published a study of the mines in the western part of the camp, and later expanded on this work, publishing a study that encompassed the entire camp in 1935. Later work was done in the area by Bonham (1970) and Bonham & Garside (1974 & 1979) during the time that work was carried out by Summa, Tenneco, and Houston Oil and Minerals.

The earlier workers in the area had the distinct advantage of having the bulk of the mine workings available at one time or another for inspection, while the later workers had the ability to draw from all the earlier well-documented work. Given the nature of this primarily felsic volcanic center, and the considerable alteration that has taken place prior, during and possibly somewhat after the mineralizing events, the geology of the camp is quite complex, and deciphering the history of the geology and mineralization of the area is only possible due to the thorough the attention paid to detail and the recording of these findings by earlier workers

•Mineralization

The “Early” andesite of the Mizpah formation is almost exclusively the host rock for mineralization, however Bonanza style lode mineralization of the epoch does extend into the later andesite and in certain mines above the Mizpah into the Extension Breccia, the West End Rhyolitic intrusive and into the Fraction Tuff. From relative positioning and age dating it has been established that the earliest mineralizing event occurred between 20.5m.y. to 17m.y. before present.

The later mineralization event occurred around the end of the emplacement of the Fraction Tuff.

At Three Hills the gold bearing discontinuous, irregular, narrow, brecciated chalcedony quartz veinlets, and stockworks occur in a zone of pervasive silicification of the Siebert Formation immediately above the contact with the Fraction Tuff. At Hasbrouck, some gold-silver mineralization is seen within the Fraction Tuff, near its contact with the overlying Siebert formation, which hosts the bulk of the gold-silver mineralized veinlet and stockwork deposits. These occur as erratic bodies of hydrothermal breccia accompanied by strong pervasive silicification with associated adularia and pyrite. Adularia associated with mineralization at the Divide deposit was dated at between 16.3m.y. and 16.4 m.y. before present.

•Previous Exploratory Work

No significant exploration has been noted at these mines in a few decades so a historical account of publicly found data was assimilated. The Tonopah Mining District began circa 1900 with the discovery of gold and silver-rich ore by prospector Jim Butler when he went looking for a lost burro he owned. The burro had wandered off during the night and sought shelter near a rock outcropping. When Butler discovered the animal the next morning, he picked up a rock to throw at the beast, but instead noticed the rock was unusually heavy. He had stumbled upon the second-richest silver strike in Nevada history. While Butler may have been responsible for the first ore strike, it took men of wealth and power to consolidate the mines and reinvest their profits into the infrastructure of the town of Tonopah.

George Wingfield, a 24-year old poker player when he arrived in Tonopah, played poker and dealt faro  in the town saloons. Once he had a small bankroll, he talked Jack Carey, owner of the Tonopah Club, into taking him in as a partner and to file for a gaming license. In 1903, miners rioted against Chinese workers in Tonopah, which spurred a boycott in China of U.S. goods. By 1904, after investing his winnings in the Boston-Tonopah Mining Company, Wingfield was worth $2 million. When old friend George S. Nixon, a banker, arrived in town, Wingfield invested in his Nye County Bank. They grub staked miners with friend Nick Abelman, bought existing mines, and by the time the partners moved to Goldfield, Nevada and made their Goldfield Consolidated Mining Company a public corporation in 1906, Nixon and Wingfield were worth over $30 million. Small mining ventures continue to this day to provide income for local miners.

The discovery and development of the Tonopah area can be separated into four periods. From 1900 to 1903 the various participants acquired their ground and commenced development work by sinking shafts to access the ore. Between 1903 and 1907 development continued and better and more efficient equipment was deployed to increase production. The recession of 1907 to 1910 caused production to drop off as only the higher-grade ore could be profitably mined with silver prices dropping to as low as $0.25/oz. During this period many of the weaker companies went out of business and consolidation of claims occurred. The high point of the Tonopah camp occurred between 1910 and 1930 with production peaking around 1918 at 622,364 tons/year, with a recorded value of $9,311,560, and declining steadily through the 1920’s.

Production came to a halt with the exception of leasehold mining in the 30’s due to the depression and low precious metals prices. There was virtually no activity during the war in the 40’s but there was somewhat of a resurgence of activity in the 50’s. In total the Tonopah area produced in the order of 174 million ounces of silver, and 1.86 million ounces of gold from approximately 8.8 million tons of ore. Sporadic exploration has continued in the general area with new prospects being discovered including the Hall Molybdenum Mine, the Midway, Three Hills, and Hasbrouck gold prospects.

By January of 1901 there were between 40 and 50 lessees working leases granted by Butler et al, which consisted of 100 feet of vein and 50 feet to either side. It is problematic to determine exactly what production came from which claim or lease as typically several were amalgamated by a single company, and quite often the underground workings connected from one claim to the next. Often a shaft on one claim was used pretty much exclusively while a nearby shaft on the same groups of claims sat idle. It is likely impossible to ascertain or differentiate what production came from a single source or ascribe in many cases the full significance of some of these veins especially as quite often the production from one mine was brought to surface at another shaft, and not reported in a segregated manner.

•Exploration Plans

Recent exploration phase for these properties has been completed.

•Sampling and Analysis

Twenty-Three minerals were analyzed at each sample point by a Niton XL3T 980 GOLDD+ XRF. Values were recorded in ppm (parts per million) for each sample along with GIS coordinates from a Garmin E-trex 30x for georeferencing. Where available, rock samples were analyzed by XRF on a clean surface exposure created by chipping the surface with a rock hammer. Quaternary alluvium was analyzed by XRF when rock samples were not available. Holes were dug 6-8 inches below the surface and then the grains were pulverized using the flat end of rock hammer that was cleaned using disposable cleaning pads between each sample.

Samples were analyzed using a Niton XL3T 980 GOLDD+ XRF, Serial #55948 that was calibrated by Thermo Scientific on 4/5/2019. The Niton XRF (X-Ray Fluorescence) instrument was used in mining mode to analyze 23 minerals with GOLDD Technology enabled. GOLDD Technology: When low detection limits and high sample throughput are critical, the Niton XL3t GOLDD+ XRF analyzer delivers measurement times up to 10-times faster than conventional Si-PIN detectors and up to 3-times more precise than conventional smaller silicon drift detectors (SDD) – without helium purge or vacuum. Niton analyzers also feature the highest performance X-ray tube and speed detector available on the market. Spectrographs were created for each sample and are included in Appendix C.

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology.  The output maps with their full analysis are shown in the following section.

•XRF Survey

The analysis of the XRF measurements of Cobin Mine showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, Hafnium and Bismuth.

20.Gold

The average concentration of Gold is 16.23 PPM. This could be explained as: Gold concentration in this mine ranges from 9.62 grams per ton (0.34 oz/ton) to 43.19 grams per ton (1.52 oz/ton).

21.Titanium

The average concentration of Titanium is 973.95 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 9,231.84 grams per ton (325.64 oz/ton).

22.Manganese

The average concentration of Manganese is 935.11 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 36,124.91 grams per ton (1,274.27 oz/ton).

23.Iron

The average concentration of Iron is 27,409.92 PPM. This could be explained as: Iron concentration in this mine ranges from 1,216.93 grams per ton (42.93 oz/ton) to 324,696.16 grams per ton (11,453.33 oz/ton).

24.Arsenic

The average concentration of Arsenic is 25.84 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 407.24 grams per ton (14.36 oz/ton).

25.Rubidium

The average concentration of Rubidium is 97.11 PPM. This could be explained as: Rubidium concentration in this mine ranges from 9.26 grams per ton (0.33 oz/ton) to 237.62 grams per ton (8.38 oz/ton).

26.Strontium

The average concentration of Strontium is 317.53 PPM. This could be explained as: Strontium concentration in this mine ranges from 10.12 grams per ton (0.36 oz/ton) to 992.3 grams per ton (35 oz/ton).

27.Zirconium

The average concentration of Zirconium is 111.36 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 268.85 grams per ton (9.48 oz/ton).

28.Niobium

The average concentration of Niobium is 9.7 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 76.22 grams per ton (2.69 oz/ton).

29.Hafnium

The average concentration of Hafnium is 121.66 PPM. This could be explained as: Hafnium concentration in this mine ranges from 0 grams per ton to 6,585.37 grams per ton (232.29 oz/ton).

30.Bismuth

The average concentration of Bismuth is 6.1 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 99.89 grams per ton (3.52 oz/ton).

•Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo's Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

Infrastructure is excellent in Tonopah district. Power is available at various points throughout the prospect, with a high-tension line running east-west along the northern margin of the Belmont tailings. Most supplies are available in Tonopah, while the nearest railhead is in Mina Nevada, approximately 85 kilometers (53 miles) to the northwest along highway 95. Manpower is available in the region, and personnel exist locally with training specific to the mining industry due to the proximity of the property to Kinross’s Round Mountain, and Scorpio Gold’s Mineral Peak operations. The owned claims all have cell phone service. Las Vegas is located approximately 280 kilometers (174 miles) to the southeast of the property, while Reno (which is an important mining supply center) is 270 kilometers (168 miles) to the northwest. The claim block area should be large enough to accommodate a production facility, and there are several potential processing plant sites in the area.

•Property Infrastructure

There is no developed infrastructure on this property.

Mine 4 – Jasper

# Distribution of Gold (Au)

**Aggregate Reserves: $1,666,584,247.40**

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Jasper Mine Property located in Tonopah, Nevada in Esmeralda County.

•The Indicated/Unproven/Estimated Gross gold resources are 1,141,774.55 oz based on projected 200 feet excavation.

•Property Description and Ownership

Jasper Mine is a lode mine as well as an open-pit mine. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

As defined by Anglo-American, open-pit mining, also known as opencast mining, is a surface mining technique that extracts minerals from an open pit in the ground. Open-pit mining is the most common method used throughout the world for mineral mining and does not require extractive methods or tunnels. This surface mining technique is used when mineral or ore deposits are found relatively close to the surface of the earth. Open-pits are sometimes called ‘quarries’ when they produce building materials and dimension stone.

The general course of this claim is North and South, and it is situated in the Southeast Quarter of Section 1, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 600 feet in width and 1,500 feet in length. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4" x 4" wooden posts that are buried 1.5' in the ground and protrude 4.5' above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 1, Township 1N, Range 40E,

Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s) and Range (s); NE 1/4 of SE 1/4, NW 1/4 of SE 1/4, SE 1/4 of SE 1/4 and SW 1/4 of SE 1/4 of Section 1, T1N, R40E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SE corner of this claim is 990 Feet West and 825 Feet North of the SE corner of Section 1, T1N, R40E. Beginning at the SE corner of this claim thence 1,500 feet due north to the NE corner of this claim, thence 600 feet due west to the NW corner of this claim, thence 1,320 feet due south to the SW corner of this claim, thence due east 600 feet back to the place of beginning, the SE corner.

WSA Gold & Minerals, Inc. acquired a 100% undivided, transferable interest in Serial No. NMC1191786 in SE Quarter of Section 1, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County, Nevada from Gateway Gold & Minerals, Inc.

Jasper Mine

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
NMC1191786	NMC1191786	JASPER MINE	ESMERALDA	ACTIVE	LODE	2020	09/04/2019	21 0010N 0400E 001	SE

JASPER MINE
Legend
JASPER MINE
37.969704, -117.429970
37.969704, -117.427893
37.965589, -117.429970
37.965589, -117.427893
Google Earth
© 2018 Google
N
1000 ft

•Location and Access

The property is almost entirely within the boundaries of the municipality of Tonopah Nevada. The property is readily accessible via Highway 95 from Las Vegas to the South or Hwy’s 95/6 from the North/West from Northern Nevada/Reno or Bishop California, and from Highway 6 from the east which intersects highway 95 in the heart of Tonopah.  This mine can be accessed by dirt roads using an ATV (all-terrain vehicle) or four-wheel drive vehicle and a GPS, main dirt roads leading through the mining district are maintained, but two track roads to the individual mines are often difficult to traverse. Caution is mandatory within the entire valley as it is dotted with abandoned mines – some of them are easy to see from a distance, and other are impossible to see until you are right on top of them. 20% of them are roped or fenced off – the rest do not have safety barriers and one should be extremely careful in entering them. Being situated in the high desert there are limited water sources in the area throughout 10 months out of the year.

•Regional Geology

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane”, a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California. The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting.

The trend of the pre-Tertiary geologic units over much of the Walker Lane exhibits an arcuate pattern as a result of the influence of two major structural regimes. A series of these arcs have been identified by past workers with the Tonopah area having been identified as being within the Silver Peak-Palmetto- Montezuma Oroflex (Albers & Stewart 1972). The oroflex is described as southward convex with bedding, fold axes and faults trending to the northwest in the Silver Peak Range, trending east-west in the Palmetto Mountains and swinging around to the Northeast in the Montezuma Peak region. The Tonopah area lies on the eastern limb of the oroflex. The Walker Lane is also noted as being particularly well endowed with mineral deposits and the coincidence of these two structural regimes has created favorable plumbing, which is responsible for the high frequency of deposits in the region.

To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings.

None of the Cambrian or Precambrian rocks outcrop in the immediate Tonopah area but fragments of these lithologies are present in volcanic breccias locally, so it is believed they form the basement of the volcanic complex.

•Property Geology

The local geology is extremely well documented with geological investigations going back as early as 1905 when Spurr first published his voluminous observations of the camp. Spurr continued his work in the camp well into the 1920’s, followed by Bastin and Laney (1918), and later Nolan in 1930 published a study of the mines in the western part of the camp, and later expanded on this work, publishing a study that encompassed the entire camp in 1935. Later work was done in the area by Bonham (1970) and Bonham & Garside (1974 & 1979) during the time that work was carried out by Summa, Tenneco, and Houston Oil and Minerals.

The earlier workers in the area had the distinct advantage of having the bulk of the mine workings available at one time or another for inspection, while the later workers had the ability to draw from all the earlier well-documented work. Given the nature of this primarily felsic volcanic center, and the considerable alteration that has taken place prior, during and possibly somewhat after the mineralizing events, the geology of the camp is quite complex, and deciphering the history of the geology and mineralization of the area is only possible due to the thorough the attention paid to detail and the recording of these findings by earlier workers.

Mineralization

The “Early” andesite of the Mizpah formation is almost exclusively the host rock for mineralization, however Bonanza style lode mineralization of the epoch does extend into the later andesite and in certain mines above the Mizpah into the Extension Breccia, the West End Rhyolitic intrusive and into the Fraction Tuff. From relative positioning and age dating it has been established that the earliest mineralizing event occurred between 20.5m.y. to 17m.y. before present.

The later mineralization event occurred around the end of the emplacement of the Fraction Tuff.

At Three Hills the gold bearing discontinuous, irregular, narrow, brecciated chalcedony quartz veinlets, and stockworks occur in a zone of pervasive silicification of the Siebert Formation immediately above the contact with the Fraction Tuff. At Hasbrouck, some gold-silver mineralization is seen within the Fraction Tuff, near its contact with the overlying Siebert formation, which hosts the bulk of the gold-silver mineralized veinlet and stockwork deposits. These occur as erratic bodies of hydrothermal breccia accompanied by strong pervasive silicification with associated adularia and pyrite. Adularia associated with mineralization at the Divide deposit was dated at between 16.3m.y. and 16.4 m.y. before present.

•Previous Exploration Work

No significant exploration has been noted at these mines in a few decades so a historical account of publicly found data was assimilated.

•Exploration Plans

Recent exploration phase for these properties has been completed.

•Sampling and Analysis

Twenty-Three minerals were analyzed at each sample point by a Niton XL3T 980 GOLDD+ XRF. Values were recorded in ppm (parts per million) for each sample along with GIS coordinates from a Garmin E-trex 30x for georeferencing. Where available, rock samples were analyzed by XRF on a clean surface exposure created by chipping the surface with a rock hammer. Quaternary alluvium was analyzed by XRF when rock samples were not available. Holes were dug 6-8 inches below the surface and then the grains were pulverized using the flat end of rock hammer that was cleaned using disposable cleaning pads between each sample.

Samples were analyzed using a Niton XL3T 980 GOLDD+ XRF, Serial #55948 that was calibrated by Thermo Scientific on 4/5/2019. The Niton XRF (X-Ray Fluorescence) instrument was used in mining mode to analyze 23 minerals with GOLDD Technology enabled. GOLDD Technology: When low detection limits and high sample throughput are critical, the Niton XL3t GOLDD+ XRF analyzer delivers measurement times up to 10-times faster than conventional Si-PIN detectors and up to 3-times more precise than conventional smaller silicon drift detectors (SDD) – without helium purge or vacuum. Niton analyzers also feature the highest performance X-ray tube and speed detector available on the market. Spectrographs were created for each sample and are included in Appendix C.

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology.  The output maps with their full analysis are shown in the following section.

•XRF Survey

The analysis of the XRF measurements of Jasper Mine showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth.

31.Gold

The average concentration of Gold is 20.83 PPM. This could be explained as: Gold concentration in this mine ranges from 12.57 grams per ton (0.44 oz/ton) to 90.79 grams per ton (3.2 oz/ton).

32.Titanium

The average concentration of Titanium is 2,811.30 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 10,438.72 grams per ton (368.22 oz/ton).

33.Manganese

The average concentration of Manganese is 1,203.15 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 16,790.27 grams per ton (592.26 oz/ton).

34.Iron

The average concentration of Iron is 37,510.99 PPM. This could be explained as: Iron concentration in this mine ranges from 1,325.3 grams per ton (46.75 oz/ton) to 131,471.27 grams per ton (4,637.52 oz/ton).

35.Arsenic

The average concentration of Arsenic is 195.68 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 5475.13 grams per ton (193.13 oz/ton).

36.Rubidium

The average concentration of Rubidium is 97.51 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 233.47 grams per ton (8.24 oz/ton).

37.Strontium

The average concentration of Strontium is 411.72 PPM. This could be explained as: Strontium concentration in this mine ranges from 21.96 grams per ton (0.77 oz/ton) to 853.27 grams per ton (30.1 oz/ton).

38.Zirconium

The average concentration of Zirconium is 161.78 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 372.46 grams per ton (13.14 oz/ton).

39.Niobium

The average concentration of Niobium is 15.11 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 34.38 grams per ton (1.21 oz/ton).

40.Bismuth

The average concentration of Bismuth is 38.22 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 1,026.39 grams per ton (36.2 oz/ton)

•Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo's Castle and there are five wilderness areas within hours of the community.

Infrastructure is excellent in Tonopah district. Power is available at various points throughout the prospect, with a high-tension line running east-west along the northern margin of the Belmont tailings. Most supplies are available in Tonopah, while the nearest railhead is in Mina Nevada, approximately 85 kilometers (53 miles) to the northwest along highway 95. Manpower is available in the region, and personnel exist locally with training specific to the mining industry due to the proximity of the property to Kinross’s Round Mountain, and Scorpio Gold’s Mineral Peak operations. The owned claims all have cell phone service. Las Vegas is located approximately 280 kilometers (174 miles) to the southeast of the property, while Reno (which is an important mining supply center) is 270 kilometers (168 miles) to the northwest. The claim block area should be large enough to accommodate a production facility, and there are several potential processing plant sites in the area.

•Property Infrastructure

There are remains of what is believed to be a good-sized cabin outside.

Mine 5 – Barracks Nine

# Distribution of Gold (Au)

**Aggregate Reserves: $1,461,878,885.17**

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Barracks Nine Property located in Tonopah, Nevada in Esmeralda County.

•The Indicated/Unproven/Estimated Gross gold resources are 1,001,531.19 oz based on projected 200 feet excavation.

•Property Description and Ownership

The mine is lode and open-pit mine. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

The general course of this claim is North and South, and it is situated in the NE Quarter of Section 9, Township 1N, Range 41E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 600 feet wide and 1,500 feet tall. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4" x 4" wooden posts that are buried 1.5' in the ground and protrude 4.5' above the ground embossed with the name of the claim and its location in relation to the claim.

The location monument on which this notice is posted is situated within Section 9, Township 1N, Range 41E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s) and Range (s); NE 1/4 of NE 1/4 and SE 1/4 of NE ¼ Section 9, T1N, R41E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: NE corner of this claim is the NE corner of Section 9, T1N, R41E. Beginning at the NE corner of this claim thence 600 feet due west to the NW corner of this claim, thence 1,500 feet due south to the SW corner of this claim, thence 600 feet due east to the SE corner of this claim, thence due north 1,500 feet back to the place of beginning, the NE corner.

WSA Gold & Minerals, Inc. acquired a 100% undivided, transferable interest in Serial No. NMC1186292 in the NE Quarter of Section 9, Township 1N, Range 41E, Mount Diablo Meridian, Esmeralda County, Nevada from Gateway Gold & Minerals, Inc.

Barracks Nine Mine

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
NMC1186293	NMC1186292	BARRACKS NINE MINE	ESMERALDA	ACTIVE	LODE	2020	01/17/2019	21 0010N 0410E 009	NE

Lode Mining Claim, BARRACKS NINE MINE, Mount Diablo Meridian, Esmeralda County, NV

117.40000° W
117.38333° W
117.36667° W
WGS84 117.35000° W
37.98333° N
37.96667° N
37.95000° N
37.93333° N
Unnamed Street
Named Street
32
33
34
35
5
4
3
2
8
9
10
11
17
16
Map created with TOPO! ©2010 National Geographic; ©2007 Tele Atlas
MILES
FEET
KILOMETERS
METERS
TN
MN
12½°
01/22/19

NATIONAL GEOGRAPHIC

BARRACKS NINE MINE
Legend
BARRACKS NINE
BARRACKS NINE
37.963282, -117.369891
37.963279, -117.371957
37.959150, -117.372004
37.959150, -117.369916
Google Earth
© 2018 Google
1000 ft
N

•Location and Access

The property is almost entirely within the boundaries of the municipality of Tonopah Nevada. The property is readily accessible via Highway 95 from Las Vegas to the South or Hwy’s 95/6 from the North/West from Northern Nevada/Reno or Bishop California, and from Highway 6 from the east which intersects highway 95 in the heart of Tonopah.  This mine can be accessed by dirt roads using an ATV (all-terrain vehicle) or four-wheel drive vehicle and a GPS, main dirt roads leading through the mining district are maintained, but two track roads to the individual mines are often difficult to traverse. Caution is mandatory within the entire valley as it is dotted with abandoned mines – some of them are easy to see from a distance, and other are impossible to see until you are right on top of them. 20% of them are roped or fenced off – the rest do not have safety barriers and one should be extremely careful in entering them. Being situated in the high desert there are limited water sources in the area throughout 10 months out of the year.

•Regional Geology

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane”, a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California. The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting. The trend of the pre-Tertiary geologic units over much of the Walker Lane exhibits an arcuate pattern as a result of the influence of two major structural regimes. A series of these arcs have been identified by past workers with the Tonopah area having been identified as being within the Silver Peak-Palmetto- Montezuma Oroflex (Albers & Stewart 1972). The oroflex is described as southward convex with bedding, fold axes and faults trending to the northwest in the Silver Peak Range, trending east-west in the Palmetto Mountains and swinging around to the Northeast in the Montezuma Peak region. The Tonopah area lies on the eastern limb of the oroflex. The Walker Lane is also noted as being particularly well endowed with mineral deposits and the coincidence of these two structural regimes has created favorable plumbing, which is responsible for the high frequency of deposits in the region.

To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings.  None of the Cambrian or Precambrian rocks outcrop in the immediate Tonopah area but fragments of these lithologies are present in volcanic breccias locally, so it is believed they form the basement of the volcanic complex.

•Property Geology

The local geology is extremely well documented with geological investigations going back as early as 1905 when Spurr first published his voluminous observations of the camp. Spurr continued his work in the camp well into the 1920’s, followed by Bastin and Laney (1918), and later Nolan in 1930 published a study of the mines in the western part of the camp, and later expanded on this work, publishing a study that encompassed the entire camp in 1935. Later work was done in the area by Bonham (1970) and Bonham & Garside (1974 & 1979) during the time that work was carried out by Summa, Tenneco, and Houston Oil and Minerals. The earlier workers in the area had the distinct advantage of having the bulk of the mine workings available at one time or another for inspection, while the later workers had the ability to draw from all the earlier well-documented work.

Given the nature of this primarily felsic volcanic center, and the considerable alteration that has taken place prior, during and possibly somewhat after the mineralizing events, the geology of the camp is quite complex, and deciphering the history of the geology and mineralization of the area is only possible due to the thorough the attention paid to detail and the recording of these findings by earlier workers.

•Mineralization

The “Early” andesite of the Mizpah formation is almost exclusively the host rock for mineralization, however Bonanza style lode mineralization of the epoch does extend into the later andesite and in certain mines above the Mizpah into the Extension Breccia, the West End Rhyolitic intrusive and into the Fraction Tuff. From relative positioning and age dating it has been established that the earliest mineralizing event occurred between 20.5m.y. to 17m.y. before present.

The later mineralization event occurred around the end of the emplacement of the Fraction Tuff.

At Three Hills the gold bearing discontinuous, irregular, narrow, brecciated chalcedony quartz veinlets, and stockworks occur in a zone of pervasive silicification of the Siebert Formation immediately above the contact with the Fraction Tuff. At Hasbrouck, some gold-silver mineralization is seen within the Fraction Tuff, near its contact with the overlying Siebert formation, which hosts the bulk of the gold-silver mineralized veinlet and stockwork deposits. These occur as erratic bodies of hydrothermal breccia accompanied by strong pervasive silicification with associated adularia and pyrite. Adularia associated with mineralization at the Divide deposit was dated at between 16.3m.y. and 16.4 m.y. before present.

It is easy to see the vein they were following, a rich vein with lots of gem-quality quartz in a thick, wide vein running from the surface down. A shaft was cut 62 feet deep at about a 20-degree angle, and at the bottom, it branches into a horizontal adit running North to North East under the peak of this hill right next to the General Thomas Hill (where one of the largest producing mines in the area is still located). There is some really good color even at the top of the shaft, so easy to get to. There is plenty of material in the access point before you even enter the mine. This is one of the last Tonopah mines available for mining.

•Previous Exploration Work

No significant exploration has been noted at these mines in a few decades so a historical account of publicly found data was assimilated. The Tonopah Mining District began circa 1900 with the discovery of gold and silver-rich ore by prospector Jim Butler when he went looking for a lost burro he owned. The burro had wandered off during the night and sought shelter near a rock outcropping. When Butler discovered the animal the next morning, he picked up a rock to throw at the beast, but instead noticed the rock was unusually heavy. He had stumbled upon the second-richest silver strike in Nevada history. While Butler may have been responsible for the first ore strike, it took men of wealth and power to consolidate the mines and reinvest their profits into the infrastructure of the town of Tonopah.

George Wingfield, a 24-year old poker player when he arrived in Tonopah, played poker and dealt faro  in the town saloons. Once he had a small bankroll, he talked Jack Carey, owner of the Tonopah Club, into taking him in as a partner and to file for a gaming license. In 1903, miners rioted against Chinese workers in Tonopah, which spurred a boycott in China of U.S. goods. By 1904, after investing his winnings in the Boston-Tonopah Mining Company, Wingfield was worth $2 million. When old friend George S. Nixon, a banker, arrived in town, Wingfield invested in his Nye County Bank. They grub staked miners with friend Nick Abelman, bought existing mines, and by the time the partners moved to Goldfield, Nevada and made their Goldfield Consolidated Mining Company a public corporation in 1906, , Nixon and Wingfield were worth over $30 million. Small mining ventures continue to this day to provide income for local miners.

The discovery and development of the Tonopah area can be separated into four periods. From 1900 to 1903 the various participants acquired their ground and commenced development work by sinking shafts to access the ore. Between 1903 and 1907 development continued and better and more efficient equipment was deployed to increase production. The recession of 1907 to 1910 caused production to drop off as only the higher-grade ore could be profitably mined with silver prices dropping to as low as $0.25/oz. During this period many of the weaker companies went out of business and consolidation of claims occurred. The high point of the Tonopah camp occurred between 1910 and 1930 with production peaking around 1918 at 622,364 tons/year, with a recorded value of $9,311,560, and declining steadily through the 1920’s.

Production came to a halt with the exception of leasehold mining in the 30’s due to the depression and low precious metals prices. There was virtually no activity during the war in the 40’s but there was somewhat of a resurgence of activity in the 50’s. In    the Tonopah area produced in the order of 174 million ounces of silver, and 1.86 million ounces of gold from approximately 8.8 million tons of ore. Sporadic exploration has continued in the general area with new prospects being discovered including the Hall Molybdenum Mine, the Midway, Three Hills, and Hasbrouck gold prospects.

By January of 1901 there were between 40 and 50 lessees working leases granted by Butler et al, which consisted of 100 feet of vein and 50 feet to either side. It is problematic to determine exactly what production came from which claim or lease as typically several were amalgamated by a single company, and quite often the underground workings connected from one claim to the next. Often a shaft on one claim was used pretty much exclusively while a nearby shaft on the same groups of claims sat idle. It is likely impossible to ascertain or differentiate what production came from a single source or ascribe in many cases the full significance of some of these veins especially as quite often the production from one mine was brought to surface at another shaft, and not reported in a segregated manner.

•Exploration Plans

Recent exploration phase for the property has been completed.

•Sampling and Analysis

Twenty-Three minerals were analyzed at each sample point by a Niton XL3T 980 GOLDD+ XRF. Values were recorded in ppm (parts per million) for each sample along with GIS coordinates from a Garmin E-trex 30x for georeferencing. Where available, rock samples were analyzed by XRF on a clean surface exposure created by chipping the surface with a rock hammer. Quaternary alluvium was analyzed by XRF when rock samples were not available.

Holes were dug 6-8 inches below the surface and then the grains were pulverized using the flat end of rock hammer that was cleaned using disposable cleaning pads between each sample.

Samples were analyzed using a Niton XL3T 980 GOLDD+ XRF, Serial #55948 that was calibrated by Thermo Scientific on 4/5/2019. The Niton XRF (X-Ray Fluorescence) instrument was used in mining mode to analyze 23 minerals with GOLDD Technology enabled. GOLDD Technology: When low detection limits and high sample throughput are critical, the Niton XL3t GOLDD+ XRF analyzer delivers measurement times up to 10-times faster than conventional Si-PIN detectors and up to 3-times more precise than conventional smaller silicon drift detectors (SDD) – without helium purge or vacuum. Niton analyzers also feature the highest performance X-ray tube and speed detector available on the market. Spectrographs were created for each sample and are included in Appendix C.

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology.  The output maps with their full analysis are shown in the following section.

•XRF Survey

The analysis of the XRF measurements of Barracks Nine Mine showed that the elements promising for economic benefiting are: Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth.

41.Gold

The average concentration of Gold is 17.34 PPM. This could be explained as: Gold concentration in this mine ranges from 12.81 grams per ton (0.45 oz/ton) to 38.14 grams per ton (1.35 oz/ton).

42.Titanium

The average concentration of Titanium is 3,050.25 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 21,668.04 grams per ton (764.32 oz/ton).

43.Manganese

The average concentration of Manganese is 1,523.23 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 37,742.96 grams per ton (1,331.35 oz/ton).

44.Iron

The average concentration of Iron is 33,287.72 PPM. This could be explained as: Iron concentration in this mine ranges from 3,742.81 grams per ton (132.02 oz/ton) to 145,415.23 grams per ton (5,129.38 oz/ton).

45.Arsenic

The average concentration of Arsenic is 44.75 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 567.65 grams per ton (20.02 oz/ton).

46.Rubidium

The average concentration of Rubidium is 97.59 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 281.74 grams per ton (9.94 oz/ton).

47.Strontium

The average concentration of Strontium is 388.07 PPM. This could be explained as: Strontium concentration in this mine ranges from 6.55 grams per ton (0.23 oz/ton) to 800.66 grams per ton (28.24 oz/ton).

48.Zirconium

The average concentration of Zirconium is 214.53 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 898.38 grams per ton (31.69 oz/ton).

49.Niobium

The average concentration of Niobium is 16.36 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 48.81 grams per ton (1.72 oz/ton).

50.Bismuth

The average concentration of Bismuth is 9.78 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 83.91 grams per ton (2.96 oz/ton).

•Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo's Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

Infrastructure is excellent in Tonopah district. Power is available at various points throughout the prospect, with a high-tension line running east-west along the northern margin of the Belmont tailings. Most supplies are available in Tonopah, while the nearest railhead is in Mina Nevada, approximately 85 kilometers (53 miles) to the northwest along highway 95. Manpower is available in the region, and personnel exist locally with training specific to the mining industry due to the proximity of the property to Kinross’s Round Mountain, and Scorpio Gold’s Mineral Peak operations. The owned claims all have cell phone service. Las Vegas is located approximately 280 kilometers (174 miles) to the southeast of the property, while Reno (which is an important mining supply center) is 270 kilometers (168 miles) to the northwest. The claim block area should be large enough to accommodate a production facility, and there are several potential processing plant sites in the area.

•Property Infrastructure

There is no developed infrastructure on this property.

Mine 6 – Eclipse

# Distribution of Gold (Au)

MINING - GOLD [CJH] - AU reading from XRF

**Aggregate Reserves: $1,209,113,093.19**

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Eclipse Mine Property located in Tonopah, Nevada in Esmeralda County.

•The Indicated/Unproven/Estimated Gross gold resources are 2,657,630.86 oz based on projected 200 feet excavation. This estimate includes the Fortuna mine claim. Due to the topography less, samples were taken at these two adjacent claims which leads to greater uncertainty in reserve numbers.

•Property Description and Ownership

The Eclipse mine is lode and open-pit mines. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

The general course of this claim is North and South, and it is situated in the NW Quarter of Section 11, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 1,500 feet in length and 600 feet in width. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4" x 4" wooden posts that are buried 1.5' in the ground and protrude 4.5' above the ground embossed with the name of the claim and its location in relation to the claim.

The location monument on which this notice is posted is situated within Section 11, Township IN, Range 40E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s) and Range (s); NW 1/4 of Section 11, T1N, R40E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: NW corner of this claim is located 1,130 Feet South and 1,230 Feet East from the NW corner of Section 11, T1N, R40E. Beginning at the NW corner of this claim thence south a distance of 1,500 feet to the SW corner of this claim, thence east 600 feet to the SE corner of this claim, thence North 1,500 feet to the NE corner of this claim, thence west 600 feet back to the place of beginning.

WSA Gold & Minerals, Inc. acquired a 100% undivided, transferable interest in Serial No. NMC1187899 in the NW Quarter of Section 11, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County, Nevada from Gateway Gold & Minerals, Inc.

Eclipse Mine

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
NMC1187899	NMC1187899	ECLIPSE MINE	ESMERALDA	ACTIVE	LODE	2020	03/12/2019	21 0010N 0400E 011	NW

Lode Mining Claim Eclipse, Tonopah Mining District, Esmeralda County, Nevada

117.48333° W
117.46667° W
117.45000° W
WGS84 117.43333° W
37.96667° N
37.95000° N
37.93333° N
Spring
JEEP TRAIL
HILLS
Discovery Monument
Corner Monument
End Line Monument
1,500 Feet
600'
Map created with TOPO! ©2010 National Geographic
MILES
FEET
KILOMETERS
METERS
TN MN
13°

NATIONAL GEOGRAPHIC

07/22/13

ECLIPSE MINE
37.960226°, -117.456790°
37.960226°, -117.454706°
37.956107°, -117.456790°
37.956107°, -117.454706°
Google Earth
Legend
1000 ft

•Location and Access

The property is almost entirely within the boundaries of the municipality of Tonopah Nevada. The property is readily accessible via Highway 95 from Las Vegas to the South or Hwy’s 95/6 from the North/West from Northern Nevada/Reno or Bishop California, and from Highway 6 from the east which intersects highway 95 in the heart of Tonopah.  This mine can be accessed by dirt roads using an ATV (all-terrain vehicle) or four-wheel drive vehicle and a GPS, main dirt roads leading through the mining district are maintained, but two track roads to the individual mines are often difficult to traverse. Caution is mandatory within the entire valley as it is dotted with abandoned mines – some of them are easy to see from a distance, and other are impossible to see until you are right on top of them. 20% of them are roped or fenced off – the rest do not have safety barriers and one should be extremely careful in entering them. Being situated in the high desert there are limited water sources in the area throughout 10 months out of the year.

•Regional Geology

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane”, a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California. The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting. The trend of the pre-Tertiary geologic units over much of the Walker Lane exhibits an arcuate pattern as a result of the influence of two major structural regimes. A series of these arcs have been identified by past workers with the Tonopah area having been identified as being within the Silver Peak-Palmetto- Montezuma Oroflex (Albers & Stewart 1972). The oroflex is described as southward convex with bedding, fold axes and faults trending to the northwest in the Silver Peak Range, trending east-west in the Palmetto Mountains and swinging around to the Northeast in the Montezuma Peak region. The Tonopah area lies on the eastern limb of the oroflex. The Walker Lane is also noted as being particularly well endowed with mineral deposits and the coincidence of these two structural regimes has created favorable plumbing, which is responsible for the high frequency of deposits in the region.

To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings.  None of the Cambrian or Precambrian rocks outcrop in the immediate Tonopah area but fragments of these lithologies are present in volcanic breccias locally, so it is believed they form the basement of the volcanic complex.

•Property Geology

The local geology is extremely well documented with geological investigations going back as early as 1905 when Spurr first published his voluminous observations of the camp. Spurr continued his work in the camp well into the 1920’s, followed by Bastin and Laney (1918), and later Nolan in 1930 published a study of the mines in the western part of the camp, and later expanded on this work, publishing a study that encompassed the entire camp in 1935. Later work was done in the area by Bonham (1970) and Bonham & Garside (1974 & 1979) during the time that work was carried out by Summa, Tenneco, and Houston Oil and Minerals. The earlier workers in the area had the distinct advantage of having the bulk of the mine workings available at one time or another for inspection, while the later workers had the ability to draw from all the earlier well-documented work.

Given the nature of this primarily felsic volcanic center, and the considerable alteration that has taken place prior, during and possibly somewhat after the mineralizing events, the geology of the camp is quite complex, and deciphering the history of the geology and mineralization of the area is only possible due to the thorough the attention paid to detail and the recording of these findings by earlier workers.

•Mineralization

The “Early” andesite of the Mizpah formation is almost exclusively the host rock for mineralization, however Bonanza style lode mineralization of the epoch does extend into the later andesite and in certain mines above the Mizpah into the Extension Breccia, the West End Rhyolitic intrusive and into the Fraction Tuff. From relative positioning and age dating it has been established that the earliest mineralizing event occurred between 20.5m.y. to 17m.y. before present.

The later mineralization event occurred around the end of the emplacement of the Fraction Tuff.

At Three Hills the gold bearing discontinuous, irregular, narrow, brecciated chalcedony quartz veinlets, and stockworks occur in a zone of pervasive silicification of the Siebert Formation immediately above the contact with the Fraction Tuff. At Hasbrouck, some gold-silver mineralization is seen within the Fraction Tuff, near its contact with the overlying Siebert formation, which hosts the bulk of the gold-silver mineralized veinlet and stockwork deposits. These occur as erratic bodies of hydrothermal breccia accompanied by strong pervasive silicification with associated adularia and pyrite. Adularia associated with mineralization at the Divide deposit was dated at between 16.3m.y. and 16.4 m.y. before present.

•Previous Exploration Work

No significant exploration completed prior to our exploration phase.

• Exploration Plans

Recent exploration phase for these properties has been completed.

•Sampling and Analysis

Twenty-Three minerals were analyzed at each sample point by a Niton XL3T 980 GOLDD+ XRF. Values were recorded in ppm (parts per million) for each sample along with GIS coordinates from a Garmin E-trex 30x for georeferencing. Where available, rock samples were analyzed by XRF on a clean surface exposure created by chipping the surface with a rock hammer. Quaternary alluvium was analyzed by XRF when rock samples were not available. Holes were dug 6-8 inches below the surface and then the grains were pulverized using the flat end of rock hammer that was cleaned using disposable cleaning pads between each sample.

Samples were analyzed using a Niton XL3T 980 GOLDD+ XRF, Serial #55948 that was calibrated by Thermo Scientific on 4/5/2019. The Niton XRF (X-Ray Fluorescence) instrument was used in mining mode to analyze 23 minerals with GOLDD Technology enabled. GOLDD Technology: When low detection limits and high sample throughput are critical, the Niton XL3t GOLDD+ XRF analyzer delivers measurement times up to 10-times faster than conventional Si-PIN detectors and up to 3-times more precise than conventional smaller silicon drift detectors (SDD) – without helium purge or vacuum. Niton analyzers also feature the highest performance X-ray tube and speed detector available on the market. Spectrographs were created for each sample and are included in Appendix C.

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology.  The output maps with their full analysis are shown in the following section.

•XRF Survey

The analysis of the XRF measurements of Fortuna & Eclipse Mines showed that the elements promising for economic benefiting are: Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, Hafnium, Tungsten, and Bismuth. These mines are adjacent to one another and were combined during mapping and analysis. The terrain was extreme and difficult to traverse. Limited samples were taken on slopes greater than 30% due to safety concerns. All visible pits, shafts and ridges were sampled, refer to Ni 43-101 Technical Report for further details. Due to limited samples many of the values were extrapolated from inputs into mapping software and thus should be considered when reviewing.

51.Gold

The average concentration of Gold is 37.92 PPM. This could be explained as: Gold concentration in this mine ranges from 13.18 grams per ton (0.46 oz/ton) to 383.86 grams per ton (13.54 oz/ton).

52.Titanium

The average concentration of Titanium is 2,228.86 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 12,255.66 grams per ton (432.31 oz/ton).

53.Manganese

The average concentration of Manganese is 4,774.47 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 57,601.07 grams per ton (2,031.82 oz/ton).

54.Iron

The average concentration of Iron is 68,846.82 PPM. This could be explained as: Iron concentration in this mine ranges from 2,332.81 grams per ton (82.29 oz/ton) to 409,837.91 grams per ton (14,456.62 oz/ton).

55.Arsenic

The average concentration of Arsenic is 1,482.46 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 35,962.79 grams per ton (1,268.55 oz/ton).

56.Rubidium

The average concentration of Rubidium is 72.65 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 372.49 grams per ton (13.14 oz/ton).

57.Strontium

The average concentration of Strontium is 168.86 PPM. This could be explained as: Strontium concentration in this mine ranges from 6.56 grams per ton (0.23 oz/ton) to 1,263.15 grams per ton (44.56 oz/ton).

58.Zirconium

The average concentration of Zirconium is 281.91 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 1,022.55 grams per ton (36.07 oz/ton).

59.Niobium

The average concentration of Niobium is13.65 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 45.3 grams per ton (1.6 oz/ton).

60.Hafnium

The average concentration of Hafnium is 2,388.94 PPM. This could be explained as: Hafnium concentration in this mine ranges from 0 grams per ton to 26,444.78 grams per ton (932.81 oz/ton).

61.Tungsten

The average concentration of Tungsten is 1,345.66 PPM. This could be explained as: Tungsten concentration in this mine ranges from 0 grams per ton to 18,504.34 grams per ton (652.72 oz/ton).

62.Bismuth

The average concentration of Bismuth is 398.88 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 12,787.51 grams per ton (451.06 oz/ton).

•Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo's Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

Infrastructure is excellent in Tonopah district. Power is available at various points throughout the prospect, with a high-tension line running east-west along the northern margin of the Belmont tailings. Most supplies are available in Tonopah, while the nearest railhead is in Mina Nevada, approximately 85 kilometers (53 miles) to the northwest along highway 95. Manpower is available in the region, and personnel exist locally with training specific to the mining industry due to the proximity of the property to Kinross’s Round Mountain, and Scorpio Gold’s Mineral Peak operations. The owned claims all have cell phone service. Las Vegas is located approximately 280 kilometers (174 miles) to the southeast of the property, while Reno (which is an important mining supply center) is 270 kilometers (168 miles) to the northwest. The claim block area should be large enough to accommodate a production facility, and there are several potential processing plant sites in the area.

•Property Infrastructure

There is no developed infrastructure on this property.

Mine 7 – Fortuna

# Distribution of Gold (Au)

MINING - GOLD [CJH] - AU reading from XRF

**Aggregate Reserves: $1,970,774,477.31**

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Fortuna Mine Property located in Tonopah, Nevada in Esmeralda County.

•The Indicated/Unproven/Estimated Gross gold resources are 2,657,630.86 oz based on projected 200 feet excavation. This estimate includes the Eclipse mine claim. Due to the topography less, samples were taken at these two adjacent claims which leads to greater uncertainty in reserve numbers.

•Property Description and Ownership

The Fortuna mine is lode and open-pit mines. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

The general course of this claim is North and South, and it is situated in the NW Quarter of Section 11, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 600 feet wide and 1,500 feet high. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4" x 4" posts that are buried 1.5' in the ground and protrude 4.5' above the ground embossed with the name of the claim and its location in relation to the claim.

The location monument on which this notice is posted is situated within Section 11, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s) and Range (s); NW 1/4 of NW 1/4 and SW 1/4 of NW 1/4 Section 11, T1N, R40E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: NW corner of this claim is located 1,150 Feet South and 570 Feet East from the NW corner of Section 11, T1N, R40E. Beginning at the NW corner of this claim thence 1,500 feet due south to the SW corner of this claim, thence due east 600 feet to the SE corner of this claim, thence due north 1,500 feet to the NE corner of this claim, thence due west 600 feet back to the place of beginning, the NW corner.

WSA Gold & Minerals, Inc. acquired a 100% undivided, transferable interest in Serial No. NMC1190597 in the NW Quarter of Section 11, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County, Nevada from Gateway Gold & Minerals, Inc.

Fortuna Mine

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
NMC1190597	NMC1190597	FORTUNA MINE	ESMERALDA	ACTIVE	LODE	2020	07/21/2019	21 0010N 0400E 011	NW

Lode Mining Claim, FORTUNA MINE , Mount Diablo Meridian, Esmeralda County, NV

117.48333° W
117.46667° W
117.45000° W
WGS84 117.43333° W
37.98333° N
37.96667° N
37.95000° N
37.93333° N
Unnamed Street
JEEP
TRAIL
Spring
H I L L S
Map created with TOPO!® ©2010 National Geographic; ©2007 Tele Atlas, Rel.
MILES
FEET
KILOMETERS
METERS
TN
MN
12½°
02/25/19
NATIONAL GEOGRAPHIC

FORTUNA MINE
Legend
FORTUNA MINE
FORTUNA MINE
38.356866, -118.224033
38.356852, -118.221948
38.352748, -118.224038
38.352735, -118.221950
Google Earth
1000 ft
N

•Location and Access

The property is almost entirely within the boundaries of the municipality of Tonopah Nevada. The property is readily accessible via Highway 95 from Las Vegas to the South or Hwy’s 95/6 from the North/West from Northern Nevada/Reno or Bishop California, and from Highway 6 from the east which intersects highway 95 in the heart of Tonopah.  This mine can be accessed by dirt roads using an ATV (all-terrain vehicle) or four-wheel drive vehicle and a GPS, main dirt roads leading through the mining district are maintained, but two track roads to the individual mines are often difficult to traverse. Caution is mandatory within the entire valley as it is dotted with abandoned mines – some of them are easy to see from a distance, and other are impossible to see until you are right on top of them. 20% of them are roped or fenced off – the rest do not have safety barriers and one should be extremely careful in entering them. Being situated in the high desert there are limited water sources in the area throughout 10 months out of the year.

•Regional Geology

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane”, a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California. The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting. The trend of the pre-Tertiary geologic units over much of the Walker Lane exhibits an arcuate pattern as a result of the influence of two major structural regimes. A series of these arcs have been identified by past workers with the Tonopah area having been identified as being within the Silver Peak-Palmetto- Montezuma Oroflex (Albers & Stewart 1972). The oroflex is described as southward convex with bedding, fold axes and faults trending to the northwest in the Silver Peak Range, trending east-west in the Palmetto Mountains and swinging around to the Northeast in the Montezuma Peak region. The Tonopah area lies on the eastern limb of the oroflex. The Walker Lane is also noted as being particularly well endowed with mineral deposits and the coincidence of these two structural regimes has created favorable plumbing, which is responsible for the high frequency of deposits in the region.

To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings.  None of the Cambrian or Precambrian rocks outcrop in the immediate Tonopah area but fragments of these lithologies are present in volcanic breccias locally, so it is believed they form the basement of the volcanic complex.

•Property Geology

The local geology is extremely well documented with geological investigations going back as early as 1905 when Spurr first published his voluminous observations of the camp. Spurr continued his work in the camp well into the 1920’s, followed by Bastin and Laney (1918), and later Nolan in 1930 published a study of the mines in the western part of the camp, and later expanded on this work, publishing a study that encompassed the entire camp in 1935. Later work was done in the area by Bonham (1970) and Bonham & Garside (1974 & 1979) during the time that work was carried out by Summa, Tenneco, and Houston Oil and Minerals. The earlier workers in the area had the distinct advantage of having the bulk of the mine workings available at one time or another for inspection, while the later workers had the ability to draw from all the earlier well-documented work.

Given the nature of this primarily felsic volcanic center, and the considerable alteration that has taken place prior, during and possibly somewhat after the mineralizing events, the geology of the camp is quite complex, and deciphering the history of the geology and mineralization of the area is only possible due to the thorough the attention paid to detail and the recording of these findings by earlier workers.

•Mineralization

The “Early” andesite of the Mizpah formation is almost exclusively the host rock for mineralization, however Bonanza style lode mineralization of the epoch does extend into the later andesite and in certain mines above the Mizpah into the Extension Breccia, the West End Rhyolitic intrusive and into the Fraction Tuff. From relative positioning and age dating it has been established that the earliest mineralizing event occurred between 20.5m.y. to 17m.y. before present.

The later mineralization event occurred around the end of the emplacement of the Fraction Tuff.

At Three Hills the gold bearing discontinuous, irregular, narrow, brecciated chalcedony quartz veinlets, and stockworks occur in a zone of pervasive silicification of the Siebert Formation immediately above the contact with the Fraction Tuff. At Hasbrouck, some gold-silver mineralization is seen within the Fraction Tuff, near its contact with the overlying Siebert formation, which hosts the bulk of the gold-silver mineralized veinlet and stockwork deposits.

These occur as erratic bodies of hydrothermal breccia accompanied by strong pervasive silicification with associated adularia and pyrite. Adularia associated with mineralization at the Divide deposit was dated at between 16.3m.y. and 16.4 m.y. before present.

•Previous Exploration Work

No significant exploration has been noted at these mines in a few decades so a historical account of publicly found data was assimilated.

•Exploration Plans

Recent exploration phase for these properties has been completed.

•Sampling and Analysis

Twenty-Three minerals were analyzed at each sample point by a Niton XL3T 980 GOLDD+ XRF. Values were recorded in ppm (parts per million) for each sample along with GIS coordinates from a Garmin E-trex 30x for georeferencing. Where available, rock samples were analyzed by XRF on a clean surface exposure created by chipping the surface with a rock hammer. Quaternary alluvium was analyzed by XRF when rock samples were not available. Holes were dug 6-8 inches below the surface and then the grains were pulverized using the flat end of rock hammer that was cleaned using disposable cleaning pads between each sample.

Samples were analyzed using a Niton XL3T 980 GOLDD+ XRF, Serial #55948 that was calibrated by Thermo Scientific on 4/5/2019. The Niton XRF (X-Ray Fluorescence) instrument was used in mining mode to analyze 23 minerals with GOLDD Technology enabled. GOLDD Technology: When low detection limits and high sample throughput are critical, the Niton XL3t GOLDD+ XRF analyzer delivers measurement times up to 10-times faster than conventional Si-PIN detectors and up to 3-times more precise than conventional smaller silicon drift detectors (SDD) – without helium purge or vacuum. Niton analyzers also feature the highest performance X-ray tube and speed detector available on the market. Spectrographs were created for each sample and are included in Appendix C.

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology.  The output maps with their full analysis are shown in the following section.

•XRF Survey

The analysis of the XRF measurements of Fortuna & Eclipse Mines showed that the elements promising for economic benefiting are: Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, Hafnium, Tungsten, and Bismuth. These mines are adjacent to one another and were combined during mapping and analysis. The terrain was extreme and difficult to traverse. Limited samples were taken on slopes greater than 30% due to safety concerns. All visible pits, shafts and ridges were sampled, refer to Ni 43-101 Technical Report for further details. Due to limited samples many of the values were extrapolated from inputs into mapping software and thus should be considered when reviewing.

63.Gold

The average concentration of Gold is 37.92 PPM. This could be explained as: Gold concentration in this mine ranges from 13.18 grams per ton (0.46 oz/ton) to 383.86 grams per ton (13.54 oz/ton).

64.Titanium

The average concentration of Titanium is 2,228.86 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 12,255.66 grams per ton (432.31 oz/ton).

65.Manganese

The average concentration of Manganese is 4,774.47 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 57,601.07 grams per ton (2,031.82 oz/ton).

66.Iron

The average concentration of Iron is 68,846.82 PPM. This could be explained as: Iron concentration in this mine ranges from 2,332.81 grams per ton (82.29 oz/ton) to 409,837.91 grams per ton (14,456.62 oz/ton).

67.Arsenic

The average concentration of Arsenic is 1,482.46 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 35,962.79 grams per ton (1,268.55 oz/ton).

68.Rubidium

The average concentration of Rubidium is 72.65 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 372.49 grams per ton (13.14 oz/ton).

69.Strontium

The average concentration of Strontium is 168.86 PPM. This could be explained as: Strontium concentration in this mine ranges from 6.56 grams per ton (0.23 oz/ton) to 1,263.15 grams per ton (44.56 oz/ton).

70.Zirconium

The average concentration of Zirconium is 281.91 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 1,022.55 grams per ton (36.07 oz/ton).

71.Niobium

The average concentration of Niobium is13.65 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 45.3 grams per ton (1.6 oz/ton).

72.Hafnium

The average concentration of Hafnium is 2,388.94 PPM. This could be explained as: Hafnium concentration in this mine ranges from 0 grams per ton to 26,444.78 grams per ton (932.81 oz/ton).

73.Tungsten

The average concentration of Tungsten is 1,345.66 PPM. This could be explained as: Tungsten concentration in this mine ranges from 0 grams per ton to 18,504.34 grams per ton (652.72 oz/ton).

74.Bismuth

The average concentration of Bismuth is 398.88 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 12,787.51 grams per ton (451.06 oz/ton).

•Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo's Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

Infrastructure is excellent in Tonopah district. Power is available at various points throughout the prospect, with a high-tension line running east-west along the northern margin of the Belmont tailings. Most supplies are available in Tonopah, while the nearest railhead is in Mina Nevada, approximately 85 kilometers (53 miles) to the northwest along highway 95. Manpower is available in the region, and personnel exist locally with training specific to the mining industry due to the proximity of the property to Kinross’s Round Mountain, and Scorpio Gold’s Mineral Peak operations. The owned claims all have cell phone service. Las Vegas is located approximately 280 kilometers (174 miles) to the southeast of the property, while Reno (which is an important mining supply center) is 270 kilometers (168 miles) to the northwest. The claim block area should be large enough to accommodate a production facility, and there are several potential processing plant sites in the area.

•Property Infrastructure

Three (3) Mines here – one shaft and 2 adits. The shaft is cut on an ancient riverbed. Two Adits/Tunnels are very solid and cut from hard rock right across the wash.

Mine 8 – Purple Heart

# Distribution of Gold (Au)

MINING - GOLD [CJH] - AU reading from XRF
water tailing7
water tailing8
water tailing6
water tailing4
water tailing3
water tailing2
25.0
24.0
23.0
22.0
21.0
20.0
19.0
18.0
17.0
16.0
15.0
14.0
13.0
12.0
0
100
FEET

**Aggregate Reserves: $1,728,703,539.75**

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found the Purple Heart Mine Property located in Buckhorn, New Mexico, in Grant County.

•The Indicated/Unproven/Estimated Gross gold resources are 1,184,332.39 oz based on projected 200 feet excavation.

•Property Description and Ownership

The mine is a lode mine. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

The general course of this claim is East and West, and it is situated in the SE quarter of Section 3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico. This claim is 1,500 feet in length and 600 feet in width. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in an Easterly direction to the East end line and approximately 300 feet in a Westerly direction to the West end line. The claim excludes any and all patented mining claims and Federal Highways located within said boundaries. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4" x 4" posts that are buried 1.5' in the ground and protrude 4.5' above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 3, Township 18S, Range 17W, New Mexico Meridian, Grant County, New Mexico. This claim encompasses portions of the following quarter section (s), Township (s) and Range (s); NE 1/4 of SE 1/4 and NW 1/4 of SE 1/4 of S3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico. More specifically, the locality of this claim with reference to some natural object or permanent monument and 0 feet West of the SSE corner pf Section 3, T18S, R17W.

WSA Gold & Minerals, Inc. acquired a 100% undivided, transferable interest in Serial No. NMMC200984 in the SE quarter of Section 3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico from Gateway Gold & Minerals, Inc.

Purple Heart Mine

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
NMMC200984	NMMC200983	PURPLE HEART MINE	GRANT	ACTIVE	LODE	2020	01/05/2019	23 0180S 0170W 003	SE

•Location and Access

The Black Hawk mining district is mostly in sections. 20, 21, 22, 28, and 29, T. 18 S., R. 16 W., in Grant County, N. Mex., and is 21 miles by road west of Silver City, the terminus of a branch line of the Atchison, Topeka and Santa Fe Railway. Access roads are plentiful being situated in Gila National Forest with thousands of miles of off-road vehicle trails. A four-wheel drive, high ground clearance vehicle with good tires is highly recommended due to large rock obstacles and deep sandy washes that must be traversed to access the mines.

The 12’ tall and 15’ wide entrance of Purple Heart mine is partially blocked by a tree and some brush but is still easy to access on foot. The mine shaft is visible for 70-feet before water prohibits the full exploration of the shaft(s). Local ranchers have used this water for decades to fill cattle troughs, so it is likely replenished every year during the wet season. The adit will not be entirely explored without dewatering the mine. Evidence of old tracking and tailings onsite indicated that the workings on this main adit will likely be extensive.

•Regional Geology

The oldest rocks in the Black Hawk mining district belong to the Proterozoic Bullard Peak Group, which includes quartzite, amphibolite, migmatite and various types of schist and gneiss (Hewitt, 1959; Gillerman, 1964). Intruding these rocks is Proterozoic quartz diorite gneiss, which is the predominant rock in the area and part of the Burro Mountain batholith that crops out extensively to the south and southwest of the area (Gillerman, 1964). The gneiss, which contains 35 ppm Co and 23 ppm Ni (Gerwe and Norman, 1985), is in turn intruded by Tertiary Twin Peaks monzonite porphyry and other rock types.

The Twin Peaks monzonite stock also occurs as dikes and irregular masses in the northern portion of the district (Gillerman, 1964). This monzonite contains approximately 20 ppm Co and 11 ppm Ni (Gerwe and Norman, 1985), is Late Cretaceous age (72.5 +- 4.7 Ma; Hedlund, 1985a), and is associated with the mineralized veins. A whole-rock sample of altered material adjacent to a vein has an age date of 65.3 +- 1.2 Ma (K-Ar; Gerwe, 1986). Metamorphic and igneous rocks are overlain by Cretaceous quartzite and Tertiary rhyolite in the northern area of the district (Gillerman, 1964).

Two prominent fault systems trending slightly east of north are the main geologic structures in the district (Gillerman, 1964). Each fault system consists of a rather persistent fault from which other faults split off, trending to the northeast or northwest.

•Property Geology

The oldest rocks in the Black Hawk mining district belong to the Proterozoic Bullard Peak Group, which includes quartzite, amphibolite, migmatite and various types of schist and gneiss (Hewitt, 1959; Gillerman, 1964). Intruding these rocks is Proterozoic quartz diorite gneiss, which is the predominant rock in the area and part of the Burro

Mountain batholith that crops out extensively to the south and southwest of the area (Gillerman, 1964). The gneiss, which contains 35 ppm Co and 23 ppm Ni (Gerwe and Norman, 1985), is in turn intruded by Tertiary Twin Peaks monzonite porphyry and other rock types.

The Twin Peaks monzonite stock also occurs as dikes and irregular masses in the northern portion of the district (Gillerman, 1964). This monzonite contains approximately 20 ppm Co and 11 ppm Ni (Gerwe and Norman, 1985), is Late Cretaceous age (72.5 +- 4.7 Ma; Hedlund, 1985a), and is associated with the mineralized veins. A whole-rock sample of altered material adjacent to a vein has an age date of 65.3 +- 1.2 Ma (K-Ar; Gerwe, 1986). Metamorphic and igneous rocks are overlain by Cretaceous quartzite and Tertiary rhyolite in the northern area of the district (Gillerman, 1964).

Two prominent fault systems trending slightly east of north are the main geologic structures in the district (Gillerman, 1964). Each fault system consists of a rather persistent fault from which other faults split off, trending to the northeast or northwest.

•Mineralization

The unusual nickel-cobalt-silver deposits of the Black Hawk mining district make the area one of special interest. Although similar deposits are described worldwide (Cobalt and Great Bear Lake in Canada and Joachimstah in the former Czechoslovakia (Gillerman and Whitebread, 1956), few known deposits have nickel- cobalt-silver ore with uraniumin carbonate gangue (Gillerman, 1964). In the Black Hawk district, the mineral deposits are simple fissure-filling veins mostly in the quartz diorite gneiss near bodies of monzonite porphyry.

Four mineral assemblages occur: 1) silver-argentite-uraninite-niccolite-te-rannneisberg. 2) silver- rammeisbergite gersdorffite—nickel skutterudite. 3) chalcopyrite-tennantite-galena-sphalerite. And 4) acanthite-jalpaite-pearceite-covellite (Von Bargen, 1979, 1993). Pitchblend is found with minor pyrite, chalcopyrite, galena, and sphalerite.

Other minerals occurring in these deposits are millerite, erythrite, annabergite, barite, manganocalcite, and various nickel and cobalt sulfarsenides and arsenides (Gillerman, 1964; Von Bargen, 1979, 1993). Deposits are most plentiful in a 1-mi-wide by as much as 3-mi-long area on the southwest side of Twin Peak stock (Gillerman, 1964). The veins can be traced for more than 1,000 ft and have reached as much as 600 ft vertically. They vary in width from 1 to 3 ft but may open to as much as 10 ft wide where they cut quartz diorite gneiss.

The veins are inconspicuous in outcrop and are recognized by brown-stained, carbonate filling (Gillerman, 1964). The carbonates, largely calcite, dolomite, siderite and ankerite, are the most common vein minerals. Quartz is rare, occurring as a dull yellow-green chert or chalcedony. A dump sampled assayed 0.005 % U308, 0.08% Cu, 0.05% Pb, 0.06% Zn, and 0.0052% Ni (McLemore, 1983, #3745). Mineralization occurred about 65.3 +/-1.2 Ma ago and at temperatures of 29O deg - 41O deg C (Gewe, 1986). Low salinities of fluid inclusions (<2 eq. wt.% NaCl) suggest that the water in the system was meteoric (Gewe, 1986; Gewe and Norman, 1985).

Larmide veins consist of native gold and native silver, with silver occurring in the central part of the vein and nickel-and cobalt-bearing minerals, mostly nickel skutterudite, are on the vein margins (Gillerman, 1968). Uraninite is found mostly in the outermost zones associated with nickel-and cobalt- bearing minerals, not with silver. The carbonate vein-minerals form in a sequence where the carbonate species calcite, dolomite, ankerite and siderite replace one another due to increased carbon dioxide in the mineralizing solutions at a constant temperature (Naumov et al., 1971).

•Previous Exploration Work

The Purple Heart Mine is one of the original mines in the district, and records show that it has changed hands and been worked on several occasions since the turn of the century. The main workings consist of a massive adit cut on a gentle 20-degree downward slope. The entrance is huge - about 12’ feet tall and 15’ wide. You could drive a truck in there.

At 70-feet in the mine is full of water - local ranchers have used this water for decades to feed cattle troughs, so it is likely replenished every year during the wet season. The Black Hawk or Bullard Peak mining districts in the northern Burro Mountains, is approximate 21 miles west of Silver City, NM. The district includes all of the mines and prospect pits within five miles to the east and south of Bullard Peak. Mining began in the district in 1881 with the discovery of the unique gold-silver-nickel-cobalt deposit at the Alhambra mine (Gilleman and Whitebread, 1956).

Subsequent prospecting soon discovered additional deposits. Mining continued until 1893, when a decline in silver price and depletion of rich silver ore caused the mines to close. During 1917, the Black Hawk mine was dewatered, but recorded production numbers varied by report. In 1920, pitchblende (uraninite) was recognized in the mine dumps of the area, and in 1949 the area became of interest as a possible source of uranium, gold, silver, nickel, and cobalt.

•Exploration Plans

Recent exploration phase for these properties has been completed.

•Sampling and Analysis

Twenty-Three minerals were analyzed at each sample point by a Niton XL3T 980 GOLDD+ XRF. Values were recorded in ppm (parts per million) for each sample along with GIS coordinates from a Garmin E-trex 30x for georeferencing. Where available, rock samples were analyzed by XRF on a clean surface exposure created by chipping the surface with a rock hammer. Quaternary alluvium was analyzed by XRF when rock samples were not available. Holes were dug 6-8 inches below the surface and then the grains were pulverized using the flat end of rock hammer that was cleaned using disposable cleaning pads between each sample.

Samples were analyzed using a Niton XL3T 980 GOLDD+ XRF, Serial #55948 that was calibrated by Thermo Scientific on 4/5/2019. The Niton XRF (X-Ray Fluorescence) instrument was used in mining mode to analyze 23 minerals with GOLDD Technology enabled. GOLDD Technology: When low detection limits and high sample throughput are critical, the Niton XL3t GOLDD+ XRF analyzer delivers measurement times up to 10-times faster than conventional Si-PIN detectors and up to 3-times more precise than conventional smaller silicon drift detectors (SDD) – without helium purge or vacuum. Niton analyzers also feature the highest performance X-ray tube and speed detector available on the market. Spectrographs were created for each sample and are included in Appendix C.

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology.  The output maps with their full analysis are shown in the following section.

•XRF Survey

The analysis of the XRF measurements of Purple Heart showed that the elements promising for economic benefiting are: Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, and Bismuth

75.Gold

The average concentration of Gold is 20.62 PPM. This could be explained as: Gold concentration in this mine ranges from 12.33 grams per ton (0.43 oz/ton) to 144.71 grams per ton (5.1 oz/ton).

76.Titanium

The average concentration of Titanium is 4,260.93 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 75,731.84 grams per ton (2,671.37 oz/ton).

77.Manganese

The average concentration of Manganese is 1,143.99 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 7,407.05 grams per ton (261.28 oz/ton).

78.Iron

The average concentration of Iron is 48,898.01 PPM. This could be explained as: Iron concentration in this mine ranges from 494.43 grams per ton (17.44 oz/ton) to 766,655.63 grams per ton (2,7043.01 oz/ton).

79.Arsenic

The average concentration of Arsenic is 40 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 494.41 grams per ton (17.44 oz/ton).

80.Rubidium

The average concentration of Rubidium is 110.34 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 234.37 grams per ton (8.27 oz/ton).

81.Strontium

The average concentration of Strontium is 227.30 PPM. This could be explained as: Strontium concentration in this mine ranges from 0 grams per ton to 675.75 grams per ton (23.84 oz/ton).

82.Zirconium

The average concentration of Zirconium is 196.36 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 2,188.67 grams per ton (77.2 oz/ton).

83.Niobium

The average concentration of Niobium is 14.33 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 131.78 grams per ton (4.65 oz/ton).

84.Bismuth

The average concentration of Bismuth is 24.45 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 175.87 grams per ton (6.2 oz/ton).

•Local Infrastructure

There are no close-by power lines, gas lines, or settlements occur near the Purple Heart property.

The Black Hawk or Bullard Peak mining districts in the northern Burro Mountains is approximate 34 kilometers (21 miles) West of Silver City, NM. The district includes all of the mines and prospect pits within five miles to the east and south of Bullard Peak. Infrastructure is great due to proximity to Silver City which is a railhead and former mining town itself. The population of Silver City is adequate to provide a skilled work force. Electricity is available, but it is likely that additional electrical capacity would need to be added to accommodate modern mining activities.

•Property Infrastructure

There is no developed infrastructure on this property.

Mine 9 – Blackmoor

# Distribution of Gold (Au)

nm wash
FEET
100

**Aggregate Reserves: $1,948,232,957.54**

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Blackmoor Mine Property located in Buckhorn, New Mexico, in Grant County.

•The Indicated/Unproven/Estimated Gross gold resources are 1,324,363.81 oz based on projected 200 feet excavation. It should be noted that due to the topography and vegetation, many sample locations were difficult to access and mapping software was used to model much of this claim.

•Property Description and Ownership

The mine is a lode mine. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

The general course of this claim is East and West, and it is situated in the SW quarter of Section 3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico. This claim is 1,500 feet in length and 600 feet in width. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in an Easterly direction to the East end line and approximately 300 feet in a Westerly direction to the West end line. The claim excludes any and all patented mining claims and Federal Highways located within said boundaries. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4" x 4" posts that are buried 1.5' in the ground and protrude 4.5' above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 3, Township 18S, Range 17W, New Mexico Meridian, Grant County, New Mexico. This claim encompasses portions of the following quarter section (s), Township (s) and Range (s); NW 1/4 of SW 1/4 and NE 1/4 of SW 1/4 of S3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico. More specifically, the locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SW corner of this claim is 1,775 feet North and 0 feet East of the SW corner of Section 3, T18S, R17W.

WSA Gold & Minerals, Inc. acquired a 100% undivided, transferable interest in Serial No. NMMC200983 in the SW quarter of Section 3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico.

Blackmoor Mine

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
NMMC200983	NMMC200983	BLACKMOOR MINE	GRANT	ACTIVE	LODE	2020	01/08/2019	23 0180S 0170W 003	SW

108°36'15"
108°36'
108°35'45"
108°35'30"
108°35'15"
108°35'
108°34'45"
7 25 000
7 26 000
32°47'
32°46'45"
32°46'30"
32°46'15"
32°46'
32°45'45"
32°45'30"
32°45'15"
36 29 000
36 28 000
36 27 000
33
34
3
4
9
10
5088
5000
4400
Adobe Spring
Spring
Wild
5200
4800
5427
Ramsey Saddle
Canyon
Prospect
5400
Wild
5703
Mes
Buzzard Tank
BLACKMOOR MINE
Bay
Blackmoor Mine
4WD
South
Adit
5408
Purple Heart Mine
Purple Heart Tank
Fork
4WD
5421
Canyon
Prospects
Little
5601

1:15000 scale

Universal Transverse Mercator (UTM) Projection Zone 12
North American Datum of 1983
1000 meter UTM / USNG / MGRS
Grid Zone Designation: 12S
100,000-m Squares: YB

Magnetic declination of 7E at center of map on March 17, 2011

Canyon
Prospect
5427
Buzzard
Tank
BLACKMOOR MINE
Buzzard
Bay
Blackmoor
Mine
4WD
5408
3
810
108°35'45"
108°35'30"
108°35'15"
32°46'15"
32°46'
1:6000 scale
Universal Transverse Mercator (UTM) Projection Zone 12
North American Datum of 1983
100 meter UTM / USNG / MGRS
Grid Zone Designation: 12S
100,000-m Squares YB
Magnetic declination of 7E at center of map on March 17, 2011

BLACKMOOR MINE
Legend
BLACKMOOR MINE
BLACKMOOR MINE
32.768848, -108.595274
32.768819, -108.590393
32.767197, -108.595263
32.767173, -108.590384
Google Earth
N
1000 ft

•Location and Access

The Black Hawk mining district is mostly in sections. 20, 21, 22, 28, and 29, T. 18 S., R. 16 W., in Grant County, N. Mex., and is 21 miles by road west of Silver City, the terminus of a branch line of the Atchison, Topeka and Santa Fe Railway. Access roads are plentiful being situated in Gila National Forest with thousands of miles of off-road vehicle trails. A four-wheel drive, high ground clearance vehicle with good tires is highly recommended due to large rock obstacles and deep sandy washes that must be traversed to access the mines.

Blackmoor Mine lies almost at the end of the road before you get to the Gila River, and extensive excavations include a large 2-acre leveled staging area for equipment within a few hundred feet of the mine. The roads are in fairly good shape to access the mine, but there are a few spots that are fairly steep and narrow, so good clearance and good tire tread is recommended.

•Regional Geology

The Black Hawk or Bullard Peak mining districts in the northern Burro Mountains, is approximate 21 miles west of Silver City, NM. The district includes all of the mines and prospect pits within five miles to the east and south of  Bullard Peak. Mining began in the district in 1881 with the discovery of the unique gold-silver-nickel-cobalt deposit at the Alhambra mine (Gilleman and Whitebread, 1956). Subsequent prospecting soon discovered additional deposits. Mining continued until 1893, when a decline in silver price and depletion of rich silver ore caused the mines to close. During 1917, the Black Hawk mine was dewatered, but recorded production numbers varied by report.

In 1920, pitchblende (uraninite) was recognized in the mine dumps of the area, and in 1949 the area became of interest as a possible source of uranium, gold, silver, nickel, and cobalt. Types of deposits found in the Black Hawk mining district include Laramide veins, tungsten placer deposits, and pegmatites. Total metal production from 1881-1960 is estimated as 3,000 lbs Cu, 1,000 oz Au, 1,286,000 oz Ag, and 4,000 lbs Pb. In addition, 10,542 short tons of (2.7-71 % WO,) tungsten ore (Richter and Lawrence, 1983; Dale and McJGnney, 1959) and 615 short tons of fluorspar ore have been produced (Williams, 1966; McAnulty, 1978).

The oldest rocks in the Black Hawk mining district belong to the Proterozoic Bullard Peak Group, which includes quartzite, amphibolite, migmatite and various types of schist and gneiss (Hewitt, 1959; Gillerman, 1964). Intruding these rocks is Proterozoic quartz diorite gneiss, which is the predominant rock in the area and part of the Burro Mountain batholith that crops out extensively to the south and southwest of the area (Gillerman, 1964). The gneiss, which contains 35 ppm Co and 23 ppm Ni (Gerwe and Norman, 1985), is in turn intruded by Tertiary Twin Peaks monzonite porphyry and other rock types.

The Twin Peaks monzonite stock also occurs as dikes and irregular masses in the northern portion of the district (Gillerman, 1964). This monzonite contains approximately 20 ppm Co and 11 ppm Ni (Gerwe and Norman, 1985), is Late Cretaceous age (72.5 +- 4.7 Ma; Hedlund, 1985a), and is associated with the mineralized veins. A whole-rock sample of altered material adjacent to a vein has an age date of 65.3 +- 1.2 Ma (K-Ar; Gerwe, 1986). Metamorphic and igneous rocks are overlain by Cretaceous quartzite and Tertiary rhyolite in the northern area of the district (Gillerman, 1964).

Two prominent fault systems trending slightly east of north are the main geologic structures in the district (Gillerman, 1964). Each fault system consists of a rather persistent fault from which other faults split off, trending to the northeast or northwest.

•Property Geology

The main mine consists of a large shaft cut to a depth of 25 feet with two horizontal adits/workings consisting of more than 2,800 feet in length heading northeast and southwest at the 25- foot level. Both adit entrances are largely blocked by natural erosion but would take more than a few hours of work to reopen and explore. There are extensive tailings onsite as well as a large wash that runs past the base of the tailings, which we would also recommending working. The old head frame and a reported cabin are long gone, but the mine is cut only a few feet from the road, so you will be able to work this one fairly easily.

•Mineralization

The unusual nickel-cobalt-silver deposits of the Black Hawk mining district make the area one of special interest. Although similar deposits are described worldwide (Cobalt and Great Bear Lake in Canada and Joachimstah in the former Czechoslovakia (Gillerman and Whitebread, 1956), few known deposits have nickel- cobalt-silver ore with uraniumin carbonate gangue (Gillerman, 1964). In the Black Hawk district, the mineral deposits are simple fissure-filling veins mostly in the quartz diorite gneiss near bodies of monzonite porphyry.

Four mineral assemblages occur: 1) silver-argentite-uraninite-niccolite-te-rannneisberg. 2) silver- rammeisbergite—gersdorffite—nickel skutterudite. 3) chalcopyrite-tennantite-galena-sphalerite. And 4) acanthite-jalpaite-pearceite-covellite (Von Bargen, 1979, 1993). Pitchblend is found with minor pyrite, chalcopyrite, galena, and sphalerite.

Other minerals occurring in these deposits are millerite, erythrite, annabergite, barite, manganocalcite, and various nickel and cobalt sulfarsenides and arsenides (Gillerman, 1964; Von Bargen, 1979, 1993). Deposits are most plentiful in a 1-mi-wide by as much as 3-mi-long area on the southwest side of Twin Peak stock (Gillerman, 1964). The veins can be traced for more than 1,000 ft and have reached as much as 600 ft vertically. They vary in width from 1 to 3 ft but may open to as much as 10 ft wide where they cut quartz diorite gneiss. The veins are inconspicuous in outcrop and are recognized by brown-stained, carbonate filling (Gillerman, 1964). The carbonates, largely calcite, dolomite, siderite and ankerite, are the most common vein minerals. Quartz is rare, occurring as a dull yellow-green chert or chalcedony. A dump sampled assayed 0.005 % U308, 0.08% Cu, 0.05% Pb, 0.06% Zn, and 0.0052% Ni (McLemore, 1983, #3745).

Mineralization occurred about 65.3 +/-1.2 Ma ago and at temperatures of 29O deg - 41O deg C (Gewe, 1986). Low salinities of fluid inclusions (<2 eq. wt.% NaCl) suggest that the water in the system was meteoric (Gewe, 1986; Gewe and Norman, 1985).

Larmide veins consist of native gold and native silver, with silver occurring in the central part of the vein and nickel-and cobalt-bearing minerals, mostly nickel skutterudite, are on the vein margins (Gillerman, 1968). Uraninite is found mostly in the outermost zones associated with nickel-and cobalt- bearing minerals, not with silver. The carbonate vein-minerals form in a sequence where the carbonate species calcite, dolomite, ankerite and siderite replace one another due to increased carbon dioxide in the mineralizing solutions at a constant temperature (Naumov et al., 1971).

•Previous Exploration Work

The Blackmoor Mine is one of the original mines in the Black Hawk District. Reportedly one of the larger producers of gold, silver, nickel and cobalt, more than 25,000 tons of ore have been attributed to this large operation.

•Exploration Plans

Recent exploration phase for these properties has been completed.

•Sampling and Analysis

Twenty-Three minerals were analyzed at each sample point by a Niton XL3T 980 GOLDD+ XRF. Values were recorded in ppm (parts per million) for each sample along with GIS coordinates from a Garmin E-trex 30x for georeferencing. Where available, rock samples were analyzed by XRF on a clean surface exposure created by chipping the surface with a rock hammer. Quaternary alluvium was analyzed by XRF when rock samples were not available. Holes were dug 6-8 inches below the surface and then the grains were pulverized using the flat end of rock hammer that was cleaned using disposable cleaning pads between each sample.

Samples were analyzed using a Niton XL3T 980 GOLDD+ XRF, Serial #55948 that was calibrated by Thermo Scientific on 4/5/2019. The Niton XRF (X-Ray Fluorescence) instrument was used in mining mode to analyze 23 minerals with GOLDD Technology enabled. GOLDD Technology: When low detection limits and high sample throughput are critical, the Niton XL3t GOLDD+ XRF analyzer delivers measurement times up to 10-times faster than conventional Si-PIN detectors and up to 3-times more precise than conventional smaller silicon drift detectors (SDD) – without helium purge or vacuum. Niton analyzers also feature the highest performance X-ray tube and speed detector available on the market. Spectrographs were created for each sample and are included in Appendix C.

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology.  The output maps with their full analysis are shown in the following section.

•XRF Survey

The analysis of the XRF measurements of Blackmoor showed that the elements promising for economic benefiting are: Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, Hafnium and Bismuth. It should be noted that most samples were obtained in and around the main shaft and random locations around the mine claim. Due to the steep terrain and heavy vegetation, it was not possible to take many of the planned samples. Please see maps and sample data in NI 43-101 Technical Report for reference.

85.Gold

The average concentration of Gold is 23.99 PPM. This could be explained as: Gold concentration in this mine ranges from 13.51 grams per ton (0.48 oz/ton) to 98.33 grams per ton (3.47 oz/ton).

86.Titanium

The average concentration of Titanium is 2070.42 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 8,399.82 grams per ton (296.3 oz/ton).

87.Manganese

The average concentration of Manganese is 1,749.42 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 14,692.93 grams per ton (1,274.27 oz/ton).

88.Iron

The average concentration of Iron is 35,385.19 PPM. This could be explained as: Iron concentration in this mine ranges from 4,080.41 grams per ton (143.93 oz/ton) to 128,393.46 grams per ton (4,528.95 oz/ton).

89.Arsenic

The average concentration of Arsenic is 55.86 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 381.36 grams per ton (13.45 oz/ton).

90.Rubidium

The average concentration of Rubidium is 97.11 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 154.57 grams per ton (5.45 oz/ton).

91.Strontium

The average concentration of Strontium is 221.71 PPM. This could be explained as: Strontium concentration in this mine ranges from 0 grams per ton to 755.28 grams per ton (26.64 oz/ton).

92.Zirconium

The average concentration of Zirconium is 168.16 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 356.85 grams per ton (12.59 oz/ton).

93.Niobium

The average concentration of Niobium is 9.47 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 31.47 grams per ton (1.11 oz/ton).

94.Hafnium

The average concentration of Hafnium is 79.18 PPM. This could be explained as: Hafnium concentration in this mine ranges from 0 grams per ton to 536.75 grams per ton (18.93 oz/ton).

95.Bismuth

The average concentration of Bismuth is 21.26 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 61.96 grams per ton (2.19 oz/ton).

•Local Infrastructure

There are no close-by power lines, gas lines, or settlements occur near the Blackmoor Mine property.

The Black Hawk or Bullard Peak mining districts in the northern Burro Mountains is approximate 34 kilometers (21 miles) west of Silver City, NM. The district includes all of the mines and prospect pits within five miles to the east and south of Bullard Peak. Infrastructure is great due to proximity to Silver City which is a railhead and former mining town itself. The population of Silver City is adequate to provide a skilled work force. Electricity is available, but it is likely that additional electrical capacity would need to be added to accommodate modern mining activities.

•Property Infrastructure

There is no developed infrastructure on this property.

Mine 10 – New River Mine

e

# Distribution of Gold (Au)

**Aggregate Reserves: $1,745,483,747.25**

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the New River Mine Property located in Laz Paz, Laz Paz County, Arizona.

•The Indicated/Unproven/Estimated Gross gold resources are 1,195,828.49 oz based on projected 200 feet excavation.

•Property Description and Ownership

Our New River Mine is located in La Paz County, Arizona. This mine is a lode mine as well as an open-pit mine. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

As defined by Anglo-American, open-pit mining, also known as opencast mining, is a surface mining technique that extracts minerals from an open pit in the ground. Open-pit mining is the most common method used throughout the world for mineral mining and does not require extractive methods or tunnels. This surface mining technique is used when mineral or ore deposits are found relatively close to the surface of the earth. Open-pits are sometimes called ‘quarries’ when they produce building materials and dimension stone.

The general course of this claim is North and South and it is situated in the SE Quarter of Section 20, Township 7N, Range 16W, Gila Salt River Meridian, La Paz County, Arizona. This claim is 600 feet in width and 1,500 feet in length. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim.

Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4" x 4" wooden posts that are buried 1.5' in the ground and protrude 4.5' above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 20, Township 7N, Range 16W, Gila Salt River Meridian, La Paz County Arizona and this claim encompasses portions of the following quarter section (s), Township (s) and Range (s); SW 1/4 of SE 1/4 and NW 1/4 of SE 1/4 of Section 20, T7N, R16W, Gila Salt River Meridian, La Paz County Arizona. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SE corner of this claim is 0 feet north and 2,040 feet west of the SW corner of Section 20, T7N, R16W.

WSA Gold & Minerals, Inc. acquired a 100% undivided, transferable interest in Serial No. AMC453364 in the SE Quarter of Section 20, Township 7N, Range 16W, Gila Salt River Meridian, La Paz County, Arizona from Gateway Gold & Minerals, Inc.

New River Mine

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
AMC453364	AMC453363	NEW RIVER MINE	LA PAZ	ACTIVE	LODE	2020	01/17/2019	14 0070N 0160W 020	SE

Lode Mining Claim, NEW RIVER MINE, Gila Salt River Meridian, La Paz County, AZ

113.96667° W
113.95000° W
WGS84 113.93333° W
33.95000° N
33.93333° N
33.91667° N
BOUSE
Unnamed Street
Prospect
Prospects
Mines
Mine
Adit
4WD
18
17
16
19
20
21
30
31
29
72
Map created with TOPO! ©2010 National Geographic; ©2007 Tele Atlas,

NATIONAL GEOGRAPHIC

MILES 0 .5 1
FEET 1000 0 1000 2000 3000 4000 5000
KILOMETERS 1 .5 0 1
METERS 1000 0 1000

TN MN 11°

02/07/19

NEW RIVER
33.932824°, -113.948751°
33.932825°, -113.946761°
33.928707°, -113.946761°
33.928707°, -113.948741°
Google Earth
Legend
Bouse
Bouse Airport
Bouse RV Park
Desert Pueblo RV Resort
NEW RIVER MINE
1000 ft

•Location and Access

The Northern Plomosa mineral district lies within the northern half of the Linskey Northeast 7-1/2-minute quadrangle (unpublished United States Geological Survey preliminary topographic map), at the north end of the Northern Plomosa Mountain Range in La Paz County, Arizona. The district is approximately 45 kilometers southeast of Parker, Arizona and immediately (5km) west of the small community of Bouse. New River mine can be reached from Yuma, 84 miles north on State Highway 95 to Quartzsite, continue 6 miles and take a right on Plomosa Rd for 20 miles to the city of Bouse. Continue to Rayder Ave Turn right and follow GPS to mine down off road trails.

•Regional Geology

The Northern Plomosa district is located within the Basin and Range Province of southwestern North America. The physiography and structural geology of this region was shaped largely by Cenozoic extension. Notable regional geologic features in western Arizona include large expanses of foliated high-grade metamorphic rocks of variable and commonly obscure protolith (Spencer and Reynolds, 1989b). The schists are commonly green in color owing to contained chlorite, and they typically have a gently dipping mylonitic fabric which is strongly and consistently lineated with a northeast trend. The metamorphic rocks are commonly bounded above by a low-angle detachment fault which is oriented grossly parallel to the foliation in the footwall metamorphic rocks, and which places relatively unmetamorphosed upper-plate rocks of various ages, in many cases Tertiary, in contact with the lower plate. The upper-plate rocks are commonly, but not invariably, broken up by numerous normal faults which merge into, or are truncated by the underlying detachment fault.

The result is a number of distinct tilt blocks which dip generally southwest into the detachment fault. The detachment fault itself is commonly underlain by a thin (<1 meter) microbreccia ledge. Mylonitic lineation indicates the direction of extension, and asymmetric mylonitic petrofabrics indicate that the sense of shear during mylonitization was top to the northeast in west-central Arizona (Spencer and Reynolds, 1989b). Mapping by Lucchitta and Suneson (1981) indicates that the upper plate rocks to the Buckskin-Rawhide detachment fault, exposed in southernmost Mohave County, Arizona, are in fact structurally continuous with the undisturbed rocks of the Colorado Plateau. This leads to the interpretation that the lower plate was in fact pulled out from under the upper plate during the southwest-directed extension. Minimum total displacements have been estimated at 55 km on the Buckskin-Rawhide fault (Spencer and Reynolds, 1989b), and 40 to 50 km on the correlative Bullard detachment fault (Reynolds and Spencer, 1985a).

Lower plate crystalline rocks though commonly overprinted by Tertiary mylonitization (Wright et al., 1986), represent pre-Tertiary rocks that were at deep crustal levels before extension. Upper plate rocks include crystalline rocks of Proterozoic age, remnants of deformed Paleozoic sedimentary rocks, Jurassic volcanic and sedimentary rocks, and early- to middle-Tertiary sedimentary and volcanic rocks (Spencer and Reynolds, 1989a). High-angle block faulting has somewhat fragmented the older geologic picture, and late Tertiary and Quaternary volcanic and sedimentary cover further obscure it.

•Property Geology

Proterozoic crystalline rocks in the Bouse Hills are lithologically diverse; they consist primarily of the following: (1) unfoliated to weakly foliated granite or granodiorite, (2) metasedimentary rocks with steep, east-northeast striking lithologic layering and foliation, and (3) porphyritic biotite granite and leucocratic muscovite granite. The steep, east-northeast striking crystalloblastic foliation and compositional layering are characteristic of early Proterozoic rocks in Arizona and suggest that such rocks in the Bouse Hills are of similar age; Some of the granitoids, however, are not foliated and are probably younger.

The Proterozoic crystalline rocks are intruded by a biotite granodiorite that forms the eastern Bouse Hills. Numerous dikes intrude older crystalline rocks near the contact with the pluton. Some of these dikes are fine-grained granitoids that resemble the pluton whereas others have an aphanitic groundmass with phenocrysts of biotite, feldspar, and quartz. Dikes with an aphanitic groundmass commonly have chilled margins suggesting shallow levels of emplacement. Biotite from three widely spaced samples, two from the pluton and one from a dike adjacent to the pluton, yielded K-Ar dates of approximately 20 Ma which is interpreted as the age of the pluton.

Crystalline rocks in the western Bouse Hills are depositionally overlain by a sequence of volcanic and sedimentary rocks that is now tilted moderately to steeply to the southwest. This sequence includes basal sandstone and conglomerate, volcanic flows and tuffs, sedimentary breccias that are products of catastrophic debris avalanches (e.g., Krieger, 1977), and limestone. These rocks record the beginning of volcanism and the development of fault scarps and sedimentary basins at about 24 to 22 Ma. The tilted sequence and underlying crystalline rocks are unconformably overlain by flat-lying to gently dipping, felsic, ash-flow tuffs and related flows and pyroclastic rocks. A K-Ar date indicates that these volcanic rocks are 20.5 Ma (Eberly and Stanley, 1978), which is about the same age as the nearby granitoid pluton in the eastern Bouse Hills. It is possible that the felsic volcanic rocks are eruptive equivalents of the eastern Bouse Hills pluton and that the two rock types were derived from the same magma. Mafic volcanic flows (possibly entirely basalt) overlie the felsic volcanic rocks and are only slightly younger (19.5 Ma).

•Mineralization

Mineral deposits in the Bouse Hills can be divided into three groups: (1) amorphous fracture- and open-space-filling manganese oxides, commonly with coarse brown calcite, hosted by fractured or brecciated Miocene volcanic rocks, (2) barite veins with minor fluorite hosted by Miocene volcanic and sedimentary rocks, and (3) brittle shear zones within crystalline rocks that contain chrysocolla and hematite.

Approximately a million pounds of manganese were mined from the nearby mine (Black Bird mine) during a brief period (1952-1954; Keith et al, 1983). The majority of manganese deposits in the Bouse Hills are hosted by sheared and locally brecciated rocks along fault zones. A shear zone passes through the western part of Bouse Hills and was clearly a major controlling factor in manganese mineralization. Most of the manganese ore was deposited within a sedimentary breccia of basalt clasts that locally contains sandstone lenses. Manganese mineralization occurred in association with aqueous fluid movement along generally northwest-trending shear zones in the Bouse Hills. Calcite is commonly associated with the manganese deposits. Slickenside striations on manganiferous rocks indicate that some fault movement occurred after mineralization.

Approximately 2500 tons of barite were mined from the Bouse Hills in 1948 (Stewart and Pfister, 1960). Most of the barite deposits are veins up to 2 m thick. The barite deposits are hosted in Tertiary sedimentary breccia formed by a catastrophic debris avalanche and consists largely of irregular open-space fillings. Minor fluorite is commonly associated with barite. Deposits of fracture- and open-space-filling chrysocolla + hematite± malachite + quartz are present along two brittle shear zones within crystalline rocks in the central Bouse Hills. These small deposits resemble some of the detachment-fault-related deposits in the nearby Buckskin Mountains (Spencer and Welty, 1989).

The three types of mineral deposit in the Bouse Hills are mineralogically distinct and are not obviously related to each other. Fluid-inclusion data reveal differences in fluids responsible for barite and manganese mineralization. The barite veins and manganese deposits are hosted in Miocene volcanic rocks and are therefore Tertiary in age, although the manganese deposits are hosted by some of the youngest recognized volcanic rocks and may be several million years younger than the barite deposits. The structural and mineralogic similarity of the shear-zone hosted chrysocolla-hematite deposits to deposits related to detachment faults in the nearby Plomosa and Buckskin Mountains suggests that these deposits were derived from basin brines (Duncan, 1990).

The primary ore minerals are native gold, chrysocolla, and malachite. Gangue minerals include specular and earthy hematite, quartz, barite, fluorite, calcite and manganese oxides. Although open-space filling textures are locally abundant, most of the economic mineralization occurs as fault-controlled replacements in calcareous sediments.

Mineralization is very varied and consists of the following:

1.Major gold placer deposits in washes from erosion of numerous quartz veins and veinlets in metamorphic rocks;

2.Spotty, partly oxidized copper and gold mineralization with minor lead and zinc, and with quartz, and iron and manganese oxides in irregular fault and fracture veins in metamorphosed Mesozoic sediments, probably Cretaceous shale, sandstone, conglomerate, and limestone; Precambrian metamorphics, and Cretaceous or Tertiary volcanics, with intrusions of Laramide diorite and granite;

3.Manganese oxides in irregular, lenticular bodies and veinlets with variable amounts of iron oxides, calcite, barite, gypsum, and traces of beryllium along fracture and breccia zones in Cretaceous or Tertiary andesitic volcanics;

4.Barite and fluorite in veins along faults and fractures in Cretaceous or Tertiary volcanic flows and agglomerates;

5.Spotty pods and stringers of copper, lead, and zinc minerals with silver and minor gold, and with associated iron and manganese, in faulted Paleozoic limestone blocks and in irregular veins in Cretaceous or tertiary andesite volcanics cut by Laramide quartz monzonite intrusives;

6.Gold and silver ores in irregular veins along fractures and fault zones associated with quartz stringers and Laramide diorite and granite porphyry dikes in Mesozoic schist;

7.Sporadic scheelite in quartz veinlets in carcareous Mesozoic schist close to Laramide granitic intrusives;

8.Irregular, impure iron oxides, usually associated with manganese, in contact metamorphic deposits in Paleozoic limestone beds close to intrusives;

9.Bentonite clay in probable lakebed sediments; and

10.Minor chrysoprase in stringers in rhyolite. Some chrysoprase has been mined and sold for gem material.

•Previous Exploration Work

Howland Bancroft (1911) published the first descriptions of the mines, prospects, and geology of the Northern Plomosa district following a visit to the area in 1909. At the time of his visit the district was being actively prospected and had apparently been so since the latter part of the 19th century. Two mines, the Little Butte and the Blue Slate, were in operation.

The target of the prospecting and mining was a hematitic breccia found within high-angle structures and carrying good values in copper and gold, plus minor silver. Production in 1909 from the Little Butte mine totaled 22 carloads (approximately 900.metric tons) at a reported grade of 7.6%Cu, $6.65/ton in gold and 2.4 oz./ton silver (Bancroft, 1911). Since the reconnaissance report of Bancroft (1911), only one specific and detailed study of the economic geology of the Northern Plomosa district has been made available to the public. J.P. Jemmett (1966) completed a doctoral dissertation in which he mapped the geology of the Linskey Northeast 7-1/2-minute quadrangle and assessed the economic potential of the area. Scarborough and Meader mapped the Northern Plomosa Mountains in 1981 (Scarborough and Meader, 1989) and produced an open file report on their work for the Arizona Bureau of Geology and Mineral Technology (Scarborough and Meader, 1983).

The only relatively modem mining activity of commercial scale in the district was an attempt by the Loma Grande Mining Company to recover gold values from low grade ore mined by an open pit near the old Little Butte Mine. The cyanide leaching operation failed in 1960 (Jemmett, 1966). Relics of this operation, including large steel cyanidation vats, are still in evidence. At the time of Jemmett's study the Dutchman mine was being worked at a very small scale for free gold which was sold as specimens (Jemmett, 1966). Total production from the district then, had been estimated by Keith et al. (1983) at 346,000 lbs. Cu,; 5,000 oz. Au; 25,000 lbs. Pb; and 7,000 oz. Ag from approximately 7,500 tons of ore.

•Exploration Plans

Recent exploration phase for these properties has been completed.

•Sampling and Analysis

Twenty-Three minerals were analyzed at each sample point by a Niton XL3T 980 GOLDD+ XRF. Values were recorded in ppm (parts per million) for each sample along with GIS coordinates from a Garmin E-trex 30x for georeferencing. Where available, rock samples were analyzed by XRF on a clean surface exposure created by chipping the surface with a rock hammer. Quaternary alluvium was analyzed by XRF when rock samples were not available. Holes were dug 6-8 inches below the surface and then the grains were pulverized using the flat end of rock hammer that was cleaned using disposable cleaning pads between each sample.

Samples were analyzed using a Niton XL3T 980 GOLDD+ XRF, Serial #55948 that was calibrated by Thermo Scientific on 4/5/2019. The Niton XRF (X-Ray Fluorescence) instrument was used in mining mode to analyze 23 minerals with GOLDD Technology enabled. GOLDD Technology: When low detection limits and high sample throughput are critical, the Niton XL3t GOLDD+ XRF analyzer delivers measurement times up to 10-times faster than conventional Si-PIN detectors and up to 3-times more precise than conventional smaller silicon drift detectors (SDD) – without helium purge or vacuum. Niton analyzers also feature the highest performance X-ray tube and speed detector available on the market. Spectrographs were created for each sample and are included in Appendix C.

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology.  The output maps with their full analysis are shown in the following section.

•XRF Survey

The analysis of the XRF measurements of New River Mine showed that the elements promising for economic benefiting are: Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth

96.Gold

The average concentration of Gold is 29.39 PPM. This could be explained as: Gold concentration in this mine ranges from 13.25 grams per ton (0.47 oz/ton) to 874.81 grams per ton (30.86 oz/ton).

97.Titanium

The average concentration of Titanium is 1,939.13 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 14,639.32 grams per ton (516.39 oz/ton).

98.Manganese

The average concentration of Manganese is 19,862.40 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 474,867.78 grams per ton (16,750.49 oz/ton).

99.Iron

The average concentration of Iron is 28,501.85 PPM. This could be explained as: Iron concentration in this mine ranges from 2,387.72 grams per ton (84.22 oz/ton) to 357,399.41 grams per ton (12,606.91 oz/ton).

100.Arsenic

The average concentration of Arsenic is 169.39 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 3,173.09 grams per ton (111.93 oz/ton).

101.Rubidium

The average concentration of Rubidium is 149.56 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 319.8 grams per ton (11.28 oz/ton).

102.Strontium

The average concentration of Strontium is 240.66 PPM. This could be explained as: Strontium concentration in this mine ranges from 60.16 grams per ton (2.12 oz/ton) to 1,886.27 grams per ton (66.54 oz/ton).

103.Zirconium

The average concentration of Zirconium is 186.91 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 540.46 grams per ton (19.06 oz/ton).

104.Niobium

The average concentration of Niobium is 15.11 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 26.68 grams per ton (0.94 oz/ton).

105.Bismuth

The average concentration of Bismuth is 18.54 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 302.93 grams per ton (10.69 oz/ton).

•Local Infrastructure

The Plomosa district is approximately 45 kilometers (29 miles) southeast of Parker, Arizona and immediately (5km / 3mi) west of the small community of Bouse. The population is adequate to provide a skilled work force. Electricity is available, but it is likely that additional electrical capacity would need to be added to accommodate modern mining activities.

•Property Infrastructure

There is no developed infrastructure on this property.

ITEM 3 - LEGAL PROCEEDINGS

NONE.

ITEM 4 - MINE SAFETY DISCLOSURES

The Company has not commenced operations and therefore not required to provide the information required by this Item 4.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the company is not traded on any public market. On March 21, 2017, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter. On November 18, 2020, the Company filed an amended Form 8k and Schedule 13G to properly disclose the Purchase and Merger Agreement of September 17, 2019 and the resulting ownership of 113,333,333 shares of common stock by Jimmy Ramirez and 20,000,000 shares of common stock by Franklin Ogele respectively reflecting 85% and 15% ratio ownership of the issued and outstanding.

We believe that such  reporting status will permit the Company to qualify its shares for quotation on the OTCQB or other secondary markets for which its common shares may then qualify, although we can provide no assurances that we will be successful in this endeavor   (See “Risk Factors”).  The Company intends to apply for quotations of its common stock on the OTCQB.

Holders

As of December 31, 2019, there were an aggregate of 133,333,333 shares of common stock issued and outstanding held by Jimmy Ramirez and Franklin Ogele collectively.

Dividends

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors determined relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends. See the Risk Factor entitled "Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.”

Securities authorized for issuance under equity compensation plans

We have never and have no current plans to issue securities under any equity compensation plans.

Recent Sales of Unregistered Securities

a)   Common Stock

During the year ended December 31, 2019, the Company issued no shares of common stock. On September 30, 2020 the Company issued 113,333,333 common stock to Jimmy Ramirez and 20,000,000 shares of common stock to Franklin Ogele to reflect the terms and ratio of ownership of the Company per the September 17, 2019 Share Purchase and Merger Agreement.

b) Stock To be Issued

NONE.

Purchases of Equity Security by the Issuer and Affiliated Purchasers

None; not applicable.

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)         Liquidity and Capital Resources.

We are an exploration stage company focused on developing our business in the mineral exploration sector.  Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of December 31, 2019, we had cash on hand of $1,000 and current liabilities of $171,933. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2019. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

We have incurred losses since inception and our ability to continue as a going-concern depends upon our ability to develop profitable operations and to continue to raise adequate financing.  We are actively targeting sources of additional financing to provide continuation of our operations. In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

Net cash used in operating activities.  During the fiscal year ended December 31, 2019, net cash used in operating activities was $(1,000) compared with $12,884 used in operating activities for the fiscal year ended December 31, 2018.  The cash flow used in operating activities in the fiscal year ended December 31, 2019 was primarily the result of incurred operating losses. The cash flow used in operating activities in the fiscal year ended December 31, 2018 was primarily the result of incurred operating losses.

Net cash used in investing activities. During the fiscal year ended December 31, 2019, net cash used in investing activities was $Nil compared with $Nil used in investing activities for the fiscal year ended December 31, 2018.

Net cash provided by financing activities. During the fiscal year ended December 31, 2019, net cash provided by financing activities was $Nil compared with $Nil provided by financing activities for the fiscal year ended December 31, 2018.

(b)  Results of Operations.

Comparison of Fiscal Year Ended December 31, 2019 to Fiscal Year Ended December 31, 2018

We did not earn any revenues during the fiscal year ended December 31, 2019 and December 31, 2018.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees.  The Company executed a promissory note for $130,462 as professional fee with CJHx4 Consulting for conducting investigation of the mineral resources of the ten (10) mines and preparation of the National

Instrument 43-101 Report for year ended December 31, 2019; there was $Nil such fee for year ended December 31, 2018.

Exploration Expenses.  Exploration expenses for December 31, 2019 and December 31, 2018 was $Nil.

General and Administrative Expenses.  General and administrative expenses for December 31, 2019 and December 31, 2018 was $Nil.

Professional Fees.  Professional fees for December 31, 2019 was $130,462 and December 31, 2018 was $Nil.

Interest Expense.  Interest expense for December 31, 2019 and December 31, 2018 was $Nil.

Depreciation.  Depreciation expenses for December 31, 2019 and December 31, 2018 was $Nil.

Loss on Disposal of Mineral Rights.   The loss for December 31, 2019 and December 31, 2018 was $Nil.

 Net loss.  For the fiscal year ended December 31, 2019, we incurred a net loss of $(138,518) as compared to a net loss of $(14,450) for the fiscal year ended December 31, 2018.  The increase in net loss was primarily a result of the Company’s lack of activity and the $130,462 expense for procuring the services of CJHx4 Consulting for conducting investigation of the mineral resources of the ten (10) mines and preparation of the National Instrument 43-101 Report.

(c)  Off-balance sheet arrangements.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

(d)   Inflation.

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

(e)     Contractual Obligations.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Wall Street Acquisitions Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wall Street Acquisitions Corp as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

January13, 2021

WALL STREET ACQUISITIONS CORPORATION
BALANCE SHEET

	As of December 31, 2019	As of December 31, 2018
ASSETS
Current Assets
Cash & Cash Equivalents	$1,000	$-

Non- Current Assets
Investment in Mining Claims	$18,430	$-

Total Assets	$19,430	$-

LIABILITIES AND SHAREHOLDERS DEFICIT
Current Liabilities
Due to Related Party	$30,021	$6,207
Promissory Note Payable	$130,462	$-
Accrued Expense	$11,450	$9,450
Total Liabilities	171,933	15,657

STOCKHOLDERS DEFICIT

Preferred Stock $0.0001 par value, 20,000,000 share authorized, not outstanding
Common Stock, 0.0001 par value, 20,000,000 authorized and issued as of December 31, 2018 & 600,000,000 authorized 133,333,333 issued and outstanding as of September 30, 2019	13,333	2,000
Additional Paid In Capital		(1,439)
Accumulated Deficit	(154,736)	(16,218)

Total Stock holder's Deficit	(141,403)	(15,657)

Total Liabilities & Stockholders’ Deficit	$30,530	$-

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION
STATEMENT OF OPERATIONS

	For the period ended December 31, 2019	For the period ended December 31, 2018
Revenues	$-	-

Cost of Revenue	$-	-

Gross Profit	-	-

Operating Expenses	(8,056)	(14,450)
Professional Fees	(130,462)	-

Loss Before Income Taxes	(138,518)	(14,450)

Income Tax Expense	-	-

Net Loss	$(138,518)	(14,450)

Loss per Share- Basic & Diluted	(0.00104)	(0.00072)

Weighted Average Shares- Basic and Diluted	133,333,333	20,000,000

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 01,2018 TO DECEMBER 31, 2019

	COMMON STOCK		ADDITIONAL PAID	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	DEFICIT

Balance as of January 1, 2018	20,000,000	2,000	(1,439)	(1,768)	(1,207)

Issuance of Common Stock	-	-	-	-	-

Capital Contribution	-	-	-	-	-

Net Loss	-	-	-	(14,450)	(14,450)

Balance as of December 31, 2018	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Balance as of January 1, 2019	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Issuance of Common Stock	113,333,333	11,333	(9,661)	-	1,672

Capital Contribution	-	-	-	-	-

Net Loss				(138,518)	(138,518)

Balance as of December 30, 2019	133,333,333	13,333	(11,100)	(154,736)	(152,503)

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CASH FLOWS
	Period ended
	DECEMBER 31, 2019	DECEMBER 31, 2018

Net Loss	$(138,518)	$(1,566)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in Accrued Liabilities	$2,000	$8,243
Change in Due to related parties	$7,056	$6,207
Change in Promissory Note Payable	$130,462	$-
Net Cash provided by (used in) operating activities	$1,000	$12,884

Cash Flows from Investing Activities	$-	$-

Cash Flows from Financing Activities		$-

Cash and cash equivalents, beginning of period	$-	$-

Cash and Cash equivalents, end of period	$1,000	$-

SUPPLEMENTAL DISCLOSURES
Issuance of common stock on merger	$1,672.00	$-
Assets Acquired		$-
- Promissory note	$2,000.00
Mining Claims	$18,430.00
- Related Party Payable	$(18,758.00)

The accompanying notes are an integral part of these financial statements

Notes to Financial Statements

For the Year ended December 31, 2019

1. Nature of Operations

Wall Street Acquisitions Corp (referred to herein as the “Company”) was incorporated on December 2, 2016 in the State of Delaware.

The Company operates as a mineral exploration business headquartered at located at 4440 S. Piedras Drive, Suite 136, San Antonio, Texas 78228. Its principal business activity is the acquisition, exploration and development of mineral property interests in United States.  The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

The Company is the owner of titles and/or deeds to several mineral properties in Nevada, New Mexico and Arizona. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable. However, the Company engaged the services of CJHx4 Consulting of Brookside  Village, TX,  a geological consulting firm which conducted a study of our mining properties and produced The National Instrument 43-101 Report (‘the “43-101 Report”) which established presence of gold mineralization. Under SEC standards, mineralization may not be classified as a “reserve” unless determination has been made that the mineralization could be economically produced or extracted at the time of the reserve determination. The term “economically” as used in the SEC’s New Mining Rules, means that profitable extraction or production has been established or analytically demonstrated in a feasibility study to be viable and justifiable under reasonable investment and market assumptions. The term “legally”  as used in the New Mining Rules definition of reserves, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. Therefore, for a “reserve” to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a timeframe consistent with our current mine plans. In accordance with the New Mining Rules, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” used in herein  are defined in the New Mining Rules.  We cannot classify the mineral resources as “reserves”.

2. Going Concern

The financial statements have been prepared on a going concern basis.  The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $138,518 for the year ended December 31, 2019, and an accumulated deficit of $154,736. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

The Company has been seeking additional debt or equity financing to support its operations until it becomes cash flow positive.  There can be no assurances that action and plan such as above will be sufficient for the Company to continue operating as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be unable to continue in existence. These adjustments could be material.

3. Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies followed in the preparation of these financial statements are as follows:

Mineral Properties and Exploration and Development Costs

The costs of acquiring mineral properties are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral properties are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses). When the Company receives an option payment related to a property, the proceeds of the payment are applied to reduce the carrying value of the exploration asset.

Impairment of long-lived assets

Long-lived assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Intangible assets having an indefinite useful life are assessed for impairment annually.

The Company evaluates at each balance sheet date whether circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the carrying amounts are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

Foreign Currency Translation

The Company has no foreign operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  Some of the Company's more significant estimates include those related to going concern, collectability of receivables, and the fair value of stock-based compensation and other equity instruments.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Comprehensive Income

The Company follows the guidance in ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' deficit and consists of foreign currency translation adjustments.  ASC 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Fair Value of Financial Instruments

In accordance with ASC 820, Fair Value Measurement, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.

Unobservable inputs reflect the Company assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 -	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 -

Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 -	Inputs to the valuation methodology are unobservable and significant to the fair value.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Stock-based Compensation

The Company accounts for Stock-Based Compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements measured based on the fair value of the equity or liability instruments issued, when granted in exchange for employee services.

Awards granted to non-employees fall under ASC 505-50 and are recognized based on the fair value of the goods or services received or the equity instruments, whichever is more reliable.

Net Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share pursuant ASC 260, Earnings Per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. The weighted average number of shares outstanding has been adjusted for the effects of stock dividends, stock splits, and reverse stock splits.

There were no dilutive financial instruments for the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

The below recent accounting pronouncements were adopted during the year ended December 31, 2019:

• "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" (ASU 2017-09) was issued in May 2017. This update provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard was effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 did not have an impact on the Company’s financial statements.

• “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”) was issued during August 2016. ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows, Restricted Cash (Topic 230)” (“ASU 2016-18”), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 were both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. The amendments were applied using a retrospective transition method to each period presented. The adoption of ASU 2016-15 did not have an impact on the Company’s financial statements.

•  In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The adoption of ASU 2016-01 did not have an impact on the Company’s financial statements.

•  In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic-10): Recognition and Measurement of Financial Assets and Financial Liabilities to clarify codification and to correct unintended application of the guidance. The Company adopted this pronouncement concurrently with the adoption of ASU 2016-01. The adoption of this update had no impact on the Company’s financial statements.

The following are recent accounting pronouncements, which may have an impact on the Company's future financial statements:

•  "Leases" (ASU 2016-02) was issued during February 2016. This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim periods beginning after December 15, 2018. The adoption of ASU 2016-02 will not have an impact on the Company’s financial statements.

•  In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, amended in November by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” which introduces the current expected credit losses model in the estimation of credit losses on financial instruments. This update is effective retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption being permitted for fiscal years beginning after December 15, 2018. The Company plans to adopt this ASU on January 1, 2020.

• “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” (“ASU 2017-09”) Issued in May 2017, ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect that the adoption of ASU 2017-09 will have a material impact on the Company’s financial statement.

• In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic: 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). FASB issued the update to modify the disclosure requirements in Topic 820. ASU 2018-07 will be effective for public companies for fiscal years beginning after December 15, 2018 including interim periods.

The Company continues to evaluate the impact of these ASU’s on its financial statements.

4. Mineral Property Interest

				Acquisition
				Date by	Purchase
	Mines	Location	County	the Company	Amount

1	Yellow Aster Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$1,776.00
2	Fat Mules Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$770.00
3	Cobin	Tonopah, Nevada	Esmeralda	9/17/2019	$929.00
4	Jasper	Tonopah, Nevada	Esmeralda	9/17/2019	$3,316.00
5	Barracks Nine	Tonopah, Nevada	Esmeralda	9/17/2019	$1,100.00
6	Eclipse	Tonopah, Nevada	Esmeralda	9/17/2019	$1,501.00
7	Fortuna	Tonopah, Nevada	Esmeralda	9/17/2019	$1,625.00
8	Purple Heart	Buckhorn, New Mexico	Grant	9/17/2019	$1,439.00
9	Blackmoor	Buckhorn, New Mexico	Grant	9/17/2019	$2,025.00
10	New River	La Paz, Arizona	La Paz	9/17/2019	$3,950.00
	Total as of December 31, 2019 and December 31 2018				$18,430.00

Mine 1 – Yellow Aster

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found the Yellow Aster Mine Property located in Tonopah, Nevada in Esmeralda County.

Mine 2 – Fat Mule Flats

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Fat Mules Flats Mine Property located in Tonopah, Nevada in Esmeralda County.

Mine 3 – Cobin

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Cobin Mine Property located in Tonopah, Nevada in Esmeralda County.

Mine 4 – Jasper

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Jasper Mine Property located in Tonopah, Nevada in Esmeralda County.

Mine 5 – Barracks Nine

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Barracks Nine Property located in Tonopah, Nevada in Esmeralda County.

Mine 6 – Eclipse

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Eclipse Mine Property located in Tonopah, Nevada in Esmeralda County.

Mine 7 – Fortuna

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Fortuna Mine Property located in Tonopah, Nevada in Esmeralda County.

Mine 8 – Purple Heart

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found the Purple Heart Mine Property located in Buckhorn, New Mexico, in Grant County.

Mine 9 – Blackmoor

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Blackmoor Mine Property located in Buckhorn, New Mexico, in Grant County.

Mine 10 – New River Mine

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the New River Mine Property located in Laz Paz, Laz Paz County, Arizona.

5. Advances From Stockholders

Advances from stockholders was $30,021 for December 31, 2019 and $6,207 for December 31, 2018.

6. Due On Mineral Rights Acquisitions

N/A

7. Income Taxes

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the year ended December 31, 2019 and December 31, 2018 is as follows:

For year ended
	December 31, 2019	December 31, 2018

Profit / (loss) from operations before income tax	(138,518)	(14,450)
Income tax rate	21%	21%
Income tax expense at the U.S Federal tax	(29,089)	(3,035.00)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	-	-
Other non-deductible expenses	-	-
Foreign rate differentials	-	-
State and local net of federal benefit	-	-
Valuation allowance	29,089	3,035.00
Income tax (benefit) / expenses	-	-

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

On December 31, 2019, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For year ended
	December 31, 2019	December 31, 2018
Deferred tax assets
Net income / (loss)	(138,518)	(14,450)
Deferred tax liability	-	-
Net deferred tax assets	(29,089)	(3,035)
Less: Valuation allowance	29,089	3,035
Deferred tax asset - net valuation allowance	-	-

As of December 31, 2019 the Company has an accumulated deficit or net operating loss carryover of approximately $154,736 available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2019 to December 31, 2019, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

8. Capital Stock

a)  Common Stock

On September 30, 2020 the Company issued 113,333,333 common stock to Jimmy Ramirez and 20,000,000 shares of common stock to Franklin Ogele to reflect the terms and ratio of ownership of the Company per the September 17, 2019 Share Purchase and Merger Agreement.

b) Stock To Be Issued

NONE

c)  Preferred Stock

NONE

d)  Stock-Based Compensation

NONE

9. Related Party Transactions and Balances

The stockholders of the Company incurred $8,056 and $14,450 towards the operating expenses on behalf of the Company for the year ended December 31, 2019 and December 31, 2018 respectively that will be reimbursed in due course.

Payable to Related Parties:

	December 31, 2019	December 31, 2018
Payable to Franklin Ogele	$ 7,889	$ 6,207
Payable to Jimmy Ramirez	$ 22,132	$ 0

Payable to Related Parties	$ 30,021	$ 6,207

10. Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2019 and 2018.

Foreign Currency Risk

NONE. The Company has no foreign operations.

Concentration of Credit Risk

Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfill its obligations to the Company. The Company limits its exposure to credit loss on its cash by placing its cash with high credit quality financial institutions. The Company does not have any cash in excess of federally insured limits.

Liquidity Risk

Liquidity risk is the risk that the Company’s cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due.

Market Risk

Market risk is the risk that fluctuations in the market prices of minerals will impact the Company’s future cash flows. The Company is exposed to market risk on the price of gold, which will determine its ability to build and achieve profitable operations, the amount of exploration and development work that the Company will be able to perform, and the number of financing opportunities that will be available. Management believes that it would be premature at this point to enter into any hedging or forward contracts to mitigate its exposure to specific market price risks.

11.  Segmented reporting

The Company only has one reportable segment, its acquisition, exploration and development of mineral property interests in United States. All of the mineral properties are located in United States.

12.  Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2020 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s two most recent fiscal years, and since then, no independent accountant who was previously engaged as the Company’s principal accountant to audit the Company’s financial statements has resigned or declined to stand for re-election or been dismissed.

ITEM 9A. - CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

We have not yet adopted disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, so as to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding required disclosures.  As a result, as of the end of the period covered by this report, we cannot represent that we have effective disclosure controls and procedures as of the date of filing this Form 10-K due to limited accounting and reporting personnel, inadequate accounting policies and procedures, and a lack of segregation of duties due to limited financial resources and the size of our company.  We will need to adopt such disclosure controls and procedures prior to commencement of material operations.  Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

(b)   Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Jimmy Ramirez 4440 S. Piedras Drive #136 San Antonio, Texas 78228 Franklin Ogele, Esq. One Gateway Center, 26th Fl Newark, New Jersey 07102	61 66	President, CEO/Director (Principal Executive, Financial and Accounting Officer) Vice President, CFO and Secretary

Mr. Jimmy Ramirez (“Ramirez”) is our President, Treasurer, Secretary and Director.

Mr. Ramirez is a businessman. During the past five (5) years, Mr. Ramirez has been President and CEO of Global Mortgage Banking, a broker of commercial and residential mortgages; President of Paralegals & Documents, Inc., a business providing paralegal and documentation services; President of Gateway Gold & Minerals, Inc.  the owner of the mining properties which was acquired by the Company in 2019; President of Trans-Capital Resources, Ltd., a Belize company that is developing a crypto-currency platform and The Class Ring Company, Inc. which provides high schools with class rings, caps and gowns, announcements and recognition products.

Franklin Ogele, Esq. is our Vice President, General Counsel and Chief Financial Officer.  Franklin Ogele is an attorney and businessman. During the past five (5) years, Mr. Ogele has practiced law with Franklin Ogele, P.A. a securities law firm. Additionally, during and since the past five (5) years, Mr. Ogele has served as President of Phoenix Realty, Inc. and Summit Terminal LLC, both real estate companies and BlackBook Capital Inc., a former FINRA member firm. Franklin is admitted to practice law in New York & New Jersey and the US Southern District Court of New York & New Jersey Federal Court. Mr. Ogele also currently serves director and officer of the following companies: Safety First Healthcare Corp, New Africa Petroleum and Emerging Opportunities Corp.

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board, as described under employment agreements. During the past five years, Franklin Ogele has served as a director of a company with a class of securities registered pursuant to Section 12 of the Exchange Act.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Significant Employees

As of the date hereof, the Company has no employees other than its officers.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Ramirez has not been the subject to any of the following events:

1.Any bankruptcy petition filed by or against any business of which Mr. Ramirez was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Ramirez involvement in any type of business, securities or banking activities.

4.Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as disclosed below, during the past ten years, Mr. Ogele has not been the subject to any of the following events:

1.Any bankruptcy petition filed by or against any business of which Mr. Ogele was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Ogele involvement in any type of business, securities or banking activities.

4.Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.Was found by a court of competent jurisdiction in a civil action or by the Commission to have  violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

Franklin Ogele is the President of Phoenix Realty, Inc. and a Member of Summit Terminal LLC which sought Chapter 11 Bankruptcy protection in 2019 in regard to certain real estate transaction. Phoenix Realty, Inc. had provided corporate guarantee in connection with the purchase by Summit Terminal LLC of certain property in Myrtle Beach, South Carolina. Phoenix Realty, Inc. and Summit Terminal LLC, sought protection under Chapter 11 of the Bankruptcy Code to protect the equity in the property. Franklin Ogele believes the matter will be resolved with refinancing of the property. See In Re: Phoenix Realty, Inc./ Summit Terminal LLC, United States Bankruptcy Court, District of New Jersey, See In Re Phoenix Realty, Inc., and In Re: Summit Terminal LLC Docket Nos. 19-23949 (SLM) and 19-2394, United States Bankruptcy Court, District of New Jersey, dismissed and refiled as In Re: In the Matter of Summit Terminal LLC, United States Bankruptcy Court, District of South Carolina, Docket No. 20-00093-jw.

In June 2018, Mr. Ogele, in connection with his role as Chief Compliance Officer of BlackBook Capital, Inc., a former FINRA member firm, entered into an Acceptance Waiver and Consent Letter with FINRA pursuant to which Mr. Ogele was fined $5,000.00 and suspended for 45 days in any principal capacity beginning June 4, 2018 through July 18, 2018 in regard to alleged failure on the part of Mr. Ogele to properly supervise a registered stockbroker of BlackBook Capital. Mr. Ogele had withdrawn his registration as an associated person of a broker-dealer in or about June 2016, prior to the FINRA action.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon review of Schedule 13-G filings, Jimmy Ramirez and Franklin Ogele filed amended Form 13-G to properly disclose their respective holdings in the Company on November 18 2020.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company intends to adopt a Code of Ethics in due course.

Nominees to the Board of Directors

During the Company’s 2019 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Audit Committee

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

ITEM  11. - EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

We currently do not have any executive compensation or benefits, such as health or life insurance. We may reimburse Mr. Ramirez and Mr. Ogele for any out-of-pocket expenses that they incur on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved.

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer year ended December 31, 2019 and December 31, 2018:

Summary Compensation Table

					Non-Equity
				Stock	Incentive	All Other
Name and Principal's		Salary	Bonus	Option Awards	Plan Compensation	Compensation
Position	Period	$	$	$	$	$

Jimmy Ramirez	2019	0	0	0	0	0
Pres/Director	2018	0	0	0	0	0

Franklin Ogele, Snr	2019	0	0	0	0	0
VP/GC/CFO	2018	0	0	0	0	0

Mr. Ramirez and Mr. Ogele devote as many hours per week to manage the affairs of the Company at no salary.

Director Compensation

The following table sets forth director compensation for the period ended December 31, 2019 and December 31, 2018:

	Fees Earned		Non-Equity	Deferred
	Or Paid	Stock	Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)

Jimmy Ramirez	-0-	-0-	-0-	-0-	-0-	-0-
Franklin Ogele	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements

NONE

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this Annual Report, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

			Percentage of Issued
	Name and Address of	Amount and Nature of	and outstanding
Title of Class	Beneficial Owner	Beneficial Ownership	Common Stock

Common Stock	Jimmy Ramirez	113,333,333 shares of
	4440 S. Piedras Drive	Common Stock (direct)	85%
	Suite 136
	San Antonio, TX 78228

Common Stock	Franklin Ogele, P.A.	20,000,000 shares of	15%
	One Gateway Center	Common Stock (direct)
	26th Fl
	Newark, NJ 07102

Total Ownership of Issued and Outstanding Common Stock			100%

The percentages below are calculated based on 133,333,333 shares of our common stock issued and outstanding and held by Jimmy Ramirez and Franklin Ogele as of the date of this prospectus. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2019 Jimmy Ramirez and Franklin Ogele has advanced $22,132 and $7,889 respectively to the Company at zero interest and no term.

During its past five fiscal years, the Company has not had any promoters as defined in Rule 405 of the Securities and Exchange Commission.

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to Wall Street Acquisitions Corp by its principal auditor during the calendar years ended December 31, 2019 and 2018:

Fee category	2019	2018
Audit Fees (1)	$5,000	$5,000
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$5,000	$5,000

(1)   Consists of fees for audit of the Company's annual financial statements, the review of interim financial statements included in the Company's quarterly reports, and the review of other documents filed with the Commission.

Audit fees - Consists of fees for professional services rendered by our principal auditor for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

PART IV

ITEM 15. - EXHIBITS.

(a)  Exhibits.

Exhibit	Description
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of our Chief Executive Officer and of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Item 16. - Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALL STREET ACQUISITIONS CORP.

Date:	January 13, 2021	By:	/s/ Jimmy Ramirez
Jimmy Ramirez
President, (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 13, 2021	By:	/s/ Franklin Ogele
Franklin Ogele
Vice President / Secretary, Chief Financial Officer (Principal Financial Officer) and Director