Form 10-Q
period 2020-09-30
WALL STREET ACQUISITIONS, Corp
filed 2021-01-22
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

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

As of September 30, 2020, there were 133,333,333 shares of common stock, par value $0.0001, issued and outstanding.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements1-6

Notes to Unaudited Condensed Financial Statements 7-14

WALL STREET ACQUISITIONS CORPORATION
BALANCE SHEET

	As of September 30, 2020	As of December 31, 2019
ASSETS
Current Assets
Cash & Cash Equivalents	$5,240	$1,000

Non- Current Assets
Investment in Mining claims	$18,430	$18,430

Total Assets	$23,670	$19,430

LIABILITIES AND SHAREHOLDERS DEFICIT
Current Liabilities
Due to Related Party	$66,860	$30,021
Promissory Note Payable	$150,052	$130,462
Accrued Expense	$450	$11,450
Total Liabilities	217,363	171,933

STOCKHOLDERS DEFICIT

Preferred Stock $0.0001 par value, 20,000,000 share authorized, not outstanding
Common Stock, 0.0001 par value, 20,000,000 authorized and issued as of December 31, 2018 & 600,000,000 authorized 133,333,333 issued and outstanding as of September 30, 2019	13,333	13,333
Additional Paid In Capital	(11,100)	(11,100)
Accumulated Deficit	(195,926)	(154,736)

Total Stock holder's Deficit	(193,693)	(152,503)

Total Liabilities & Stockholders” Deficit	$23,670	$19,430.00

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION
UNAUDITED STATEMENT OF OPERATIONS
	Three months ended		Nine months ending
	SEPTEMBER 30, 2020	SEPTEMBER 30, 2019	SEPTEMBER 30, 2020	SEPTEMBER 30, 2019
Revenues	$-	-	-	-

Cost of Revenue	$-	-	-	-

Gross Profit	-	-	-	-

Bank Charges	-	-	110	-
Administrative Expense	-	-	1,100	-
Legal Expense	-	-	1,860	-
Professional Fees	24,590	130,462	34,590	130,462
Operating Expenses	2,367	1,173	3,529	3,571

Loss Before Income Taxes	(26,958)	(131,635)	(41,190)	(134,033)

Income Tax Expense	-	-	-	-

Net Loss	$(26,958)	(131,635)	(41,190)	(134,033)

Loss per Share- Basic & Diluted	(0.00020)	(0.00099)	(0.00031)	(0.00101)

Weighted Average Shares-
Basic and Diluted	133,333,333	133,333,333	133,333,333	133,333,333

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 01,2018 TO SEPTEMBER 30, 2020

	COMMON STOCK		ADDITIONAL PAID	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	DEFICIT

Balance as of January 1, 2018	20,000,000	2,000	(1,439)	(1,768)	(1,207)

Issuance of Common Stock	-	-	-	-	-

Capital Contribution	-	-	-	-	-

Net Loss	-	-	-	(14,450)	(14,450)

Balance as of December 31, 2018	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Balance as of January 1, 2019	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Issuance of Common Stock	113,333,333	11,333	(9,661)	-	1,672

Capital Contribution	-	-	-	-

Net Loss				(138,518)	(138,518)

Balance as of December 31, 2019	133,333,333	13,333	(11,100)	(154,736)	(152,503)

Balance as of January 1, 2020	133,333,333	13,333	(11,100)	(154,736)	(152,503)

Capital Contribution	-	-	-	-	-

Net Loss				(41,190)	(41,190)

Balance as of September 30, 2020	133,333,333	13,333	(11,100)	(195,926)	(193,693)

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CASH FLOWS
	Period ended
	SEPTEMBER 30, 2020	SEPTEMBER 30, 2019

Net Loss	$(41,190)	$(134,033)

Adjustments to reconcile net loss to net cash
used in operating activities:

Change in Accrued Liabilities	$(11,000)	$1,889
Change in Due to related parties	$36,839	$1,682
Change in Promissory Note Payable	$19,590	$130,462
Change in Promissory Note Receivable	$-	$-
Changes in Mines	$-	$-
Net Cash provided by (used in) operating activities	$4,239	$-

Cash Flows from Investing Activities	$-	$-

Cash Flows from Financing Activities		$-

Cash and cash equivalents, beginning of period	$1,000	$-

Cash and Cash equivalents, end of period	$5,240

SUPPLEMENTAL DISCLOSURES
Issuance of common stock on merger	$-	$1,672.00
Assets Acquired	$-
- Promissory Note	$-	$2,000.00
- Mines	$-	$18,430.00
- Related Party Payable	$-	$(18,758.00)

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit with banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2020.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2020.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2020, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the loss of the entity. As of September 30, 2020, there are no outstanding dilutive securities.

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

There were no other new accounting pronouncements during the period ended September 30, 2020 that we believe would have a material impact on our financial position or results of operations.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2020.

The Company had no working capital and an accumulated deficit of $195,926 as of September 30, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations to meet its obligations and/or obtaining additional financing from its members or other sources as may be required.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

As of September 30, 2020, the Company has 133,333,333 founders common stock held by two directors and officers for no consideration. The Company is authorized to issue 600,000,000 shares of common stock.  The Company recorded a discount on the common stock equal to the par value of shares issued.

NOTE 4 - INCOME TAXES

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended September 30, 2020 and September 30, 2019 is as follows:

For three months ended
	September 30, 2020	September 30, 2019
	$	$
Profit / (loss) from operations before income tax	(26,958)	(131,635)
Income tax rate	21%	21%
Income tax expense at the U.S Federal tax	(5,661)	(28,147)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	-	-
Other non-deductible expenses	-	-
Foreign rate differentials	-	-
State and local net of federal benefit	-	-
Valuation allowance	5,661	28,147
Income tax (benefit) / expenses	-	-

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

At September 30, 2020 Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For three months ended
	September 30, 2020	September 30, 2019
Deferred tax assets
Net income / (loss)	(26,958)	(131,635)
Deferred tax liability	-	-

Net deferred tax assets	(5,661)	(28,147)
Less: Valuation allowance	5,661	28,147
Deferred tax asset - net valuation allowance	-	-

On an annual basis, the Company has an accumulated deficit or net operating loss carryover of approximately $195,926 available to offset future income for income tax reporting purposes through 2037 if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2020 to September 30, 2020, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The stockholders of the Company contributed $(11,100) towards the operating expenses of the Company from inception to September 30, 2020. This amount has been recorded in additional paid in capital as their capital contribution to the Company.

NOTE 6 - SUBSEQUENT EVENTS

The management determined that there were no significant reportable transactions subsequent to the period ended September 30, 2020.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 30, 2020, WSAC had not generated revenues and had no income or cash flows from operations since inception. During the period, WSAC had sustained net loss of $26,958 and had an accumulated deficit of $195,926.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2020, the Company has issued 133,333,333 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

Name                       Number of Shares

Jimmy Ramirez          113,333,333

Chima E. Chima           20,000,000

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

ITEM 6.  EXHIBITS

(a)     Exhibits

31.   Certification of the President and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.   Certification of the Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALL STREET ACQUISITIONS CORP

By:   /s/ Jimmy Ramirez

President and Director

Dated:   December 31, 2020

By:   /s/ Franklin Ogele, Esq.

Vice President, Chief Financial Officer

Dated:   December 31, 2020