Form 10-K/A
period 2019-12-31
WALL STREET ACQUISITIONS, Corp
filed 2021-01-25
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2019 is filed solely to correct the rendering of some of the images in the document. There is no other change versus the previously filed 10-K.

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

WALL STREET ACQUISITIONS CORP.

Date:	January 25, 2021	By:	/s/ Jimmy Ramirez
Jimmy Ramirez
President, (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 25, 2021	By:	/s/ Franklin Ogele
Franklin Ogele
Vice President / Secretary, Chief Financial Officer (Principal Financial Officer) and Director