Form 10-Q
period 2020-03-31
WALL STREET ACQUISITIONS, Corp
filed 2021-03-01
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-53809

WALL STREET ACQUISITIONS CORP

 (Exact name of registrant as specified in its charter)

Delaware	30-0965482
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4440 S. Piedras Drive, Suite 136, San Antonio, Texas 78228.

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

As of March 31, 2020, there were 133,333,333 shares of common stock, par value $0.0001, issued and outstanding.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements3-6

Notes to Unaudited Condensed Financial Statements 7-18

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED BALANCE SHEET

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current Assets
Cash & Cash Equivalents	$ 2,360	$ 1,000

Non- Current Assets
Investment in Mining Claims	$ 18,430	$ 18,430

Total Assets	$ 20,790	$ 19,430

LIABILITIES AND SHAREHOLDERS DEFICIT
Current Liabilities
Due to Related Party	$ 38,001	$ 30,021
Promissory Note Payable	$ 130,462	$ 130,462
Accrued Expense	$ 11,450	$ 11,450
Total Liabilities	179,913	171,933

STOCKHOLDERS DEFICIT

Preferred Stock $0.0001 par value,
600,000,000 share authorized, not outstanding
Common Stock, 0.0001 par value, 600,000,000 authorized and 133,333,333 issued as of December 31, 2019 & March 31, 2020	$ 13,333	$ 13,333
Additional Paid In Capital	$ (11,100)	$ (11,100)
Accumulated Deficit	$ (161,356)	$ (154,736)

Total Stock holder's Deficit	(159,123)	(152,503)

Total Liabilities & Stockholders’ Deficit	$20,790	$19,430

WALL STREET ACQUISITIONS, CORPORATION
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
	Three months ended
	March 31, 2020	March 31, 2019
Revenues	$-	-

Cost of Revenue	$-	-

Gross Profit	-	-

Professional Fees	5,860	-
Operating Expenses	760	1,285

Loss Before Income Taxes	(6,620)	(1,285)

Income Tax Expense	-	-

Net Loss	$(6,620)	(1,285)

Loss per Share- Basic & Diluted	(0.00005)	(0.00006)

Weighted Average Shares-
Basic and Diluted	133,333,333	20,000,000

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 01,2019 TO March 31, 2020

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balance as of January 1, 2019	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Issuance of Common Stock	113,333,333	11,333	(9,661)	-	1,672

Capital Contribution

Net Loss				(138,518)	(138,518)

Balance as of December 31, 2019	133,333,333	13,333	(11,100)	(154,736)	(152,503)

Balance as of January 1, 2020	133,333,333	13,333	(11,100)	(154,736)	(152,503)

Capital Contribution	-	-	-	-	-

Net Loss				(6,620)	(6,620)

Balance as of March 31, 2020	133,333,333	13,333	(11,100)	(161,356)	(159,123)

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CASH FLOWS
Period ended
	March 31, 2020	March 31, 2019

Net Loss	$ (6,620)	$ (1,285)

Adjustments to reconcile net loss to net cash
used in operating activities:

Change in Accrued Liabilities	$ -	$ 113
Change in Due to related parties	$ 7,980	$ 1,172
Change in Promissory Note Payable	$ -	$ -
Change in Promissory Note Receivable	$ -	$ -
Changes in Mines	$ -	$ -
Net Cash provided by (used in) operating activities	$ 1,360	$ -

Cash Flows from Investing Activities	$ -	$ -

Cash Flows from Financing Activities		$ -

Cash and cash equivalents, beginning of period	$ 1,000	$ -

Cash and Cash equivalents, end of period	$ 2,360

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

The Company has incurred a net loss of $6,620 for the period ended March 31, 2020, and an accumulated deficit of $161,356. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

There were no dilutive financial instruments for the period ended March 31, 2020.

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

The Company continues to evaluate the impact of these ASU’s on its financial statements.

4. Mineral Property Interest

				Acquisition
				Date by	Purchase
	Mines	Location	County	the Company	Amount

1	Yellow Aster Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$1,776.00
2	Fat Mules Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$770.00
3	Cobin	Tonopah, Nevada	Esmeralda	9/17/2019	$929.00
4	Jasper	Tonopah, Nevada	Esmeralda	9/17/2019	$3,316.00
5	Barracks Nine	Tonopah, Nevada	Esmeralda	9/17/2019	$1,100.00
6	Eclipse	Tonopah, Nevada	Esmeralda	9/17/2019	$1,501.00
7	Fortuna	Tonopah, Nevada	Esmeralda	9/17/2019	$1,625.00
8	Purple Heart	Buckhorn, New Mexico	Grant	9/17/2019	$1,439.00
9	Blackmoor	Buckhorn, New Mexico	Grant	9/17/2019	$2,025.00
10	New River	La Paz, Arizona	La Paz	9/17/2019	$3,950.00
	Total as of March 31, 2020 and December 31 2019				$18,430.00

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

5. Advances From Stockholders

Advances from stockholders was $38,001 as on March 31, 2020 and $30,021 as on December 31, 2019.

6. Due On Mineral Rights Acquisitions

N/A

7. Income Taxes

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended March 31, 2020 and March 31, 2019 is as follows:

	For three months ended
	March 31, 2020	March 31, 2019
	$	$
Profit / (loss) from operations before income tax	(6,620)	(1,285)
Income tax rate	21%	21%
Income tax expense at the U.S Federal tax	(1,390.20)	(269.85)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	-	-
Other non-deductible expenses	-	-
Foreign rate differentials	-	-
State and local net of federal benefit	-	-
Valuation allowance	1,390.20	269.85
Income tax (benefit) / expenses	-	-

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

On March 31, 2020, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For three months ended
	March 31, 2020	March 31, 2019
Deferred tax assets
Net income / (loss)	(6,620)	(1,285)
Deferred tax liability	-	-
Net deferred tax assets	(1,390.20)	(269.85)
Less: Valuation allowance	1,390.20	269.85
Deferred tax asset - net valuation allowance	-	-

As of March 31, 2020 the Company has an accumulated deficit or net operating loss carryover of approximately $161,356 available to offset future income for income tax reporting purposes, out of which $1,768 will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2020 to March 31, 2020, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

8. Capital Stock

a)  Common Stock

On September 30, 2019 the Company issued 113,333,333 common stock to Jimmy Ramirez and 20,000,000 shares of common stock to Franklin Ogele to reflect the terms and ratio of ownership of the Company per the September 17, 2019 Share Purchase and Merger Agreement.

b) Stock To Be Issued

NONE

c)  Preferred Stock

NONE

d)  Stock-Based Compensation

NONE

9. Related Party Transactions and Balances

The stockholders of the Company incurred $6,620 and $8,056 towards the operating expenses and professional fees on behalf of the Company for the period ended March 31, 2020 and December 31, 2019 respectively that will be reimbursed in due course.

Payable to Related Parties:

	March 31, 2020	December 31, 2019
Payable to Franklin Ogele	$ 7,889	$ 7,889
Payable to Jimmy Ramirez	$ 30,112	$ 22,132

Payable to Related Parties	$ 38,001	$ 30,021

10. Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the period ended March 31, 2020 and December 31, 2019.

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

12.  Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

WALL STREET ACQUISITIONS CORP

By:   /s/ Jimmy Ramirez

President and Director

Dated:   February 5, 2021

By:   /s/ Franklin Ogele, Esq.

Vice President, Chief Financial Officer

Dated:   February 5, 2021