Form 10-Q
period 2020-06-30
WALL STREET ACQUISITIONS, Corp
filed 2021-03-01
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, there were 133,333,333 shares of common stock, par value $0.0001, issued and outstanding.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements3-6

Notes to Unaudited Condensed Financial Statements 7-18

WALL STREET ACQUISITIONS CORPORATION
UNAUDITED CONDENSED BALANCE SHEET

	As of June 30, 2020	As of December 31, 2019
ASSETS
Current Assets
Cash & Cash Equivalents	$ 5,050	$ 1,000

Non- Current Assets
Investment in Mining Claims	$ 18,430	$ 18,430

Total Assets	$ 23,480	$ 19,430

LIABILITIES AND SHAREHOLDERS DEFICIT
Current Liabilities
Due to Related Party	$ 47,903	$ 30,021
Promissory Note Payable	$ 130,462	$ 130,462
Accounts Payable	$ 400	$ -
Accrued Expense	$ 11,450	$ 11,450
Total Liabilities	190,215	171,933

STOCKHOLDERS DEFICIT

Preferred Stock $0.0001 par value, 600,000,000 share authorized, not outstanding
Common Stock, 0.0001 par value, 600,000,000 authorized and 133,333,333 issued as of December 31, 2019 & March 31, 2020	$ 13,333	$ 13,333
Additional Paid In Capital	$ (11,100)	$ (11,100)
Accumulated Deficit	$ (168,968)	$ (154,736)

Total Stock holder's Deficit	(166,735)	(152,503)

Total Liabilities & Stockholders’ Deficit	$ 23,480	$ 19,430

WALL STREET ACQUISITIONS, CORPORATION
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues	$-	-	-	-

Cost of Revenue	$-	-	-	-

Gross Profit	-	-	-	-

Professional Fees	6,000	-	11,860	-
Operating Expenses	1,612	1,113	2,372	2,398

Loss Before Income Taxes	(7,612)	(1,113)	(14,232)	(2,398)

Income Tax Expense	-	-		-

Net Loss	$(7,612)	(1,113)	(14,232)	(2,398)

Loss per Share- Basic & Diluted	(0.00006)	(0.00006)	(0.00011)	(0.00012)

Weighted Average Shares-
Basic and Diluted	133,333,333	20,000,000	133,333,333	20,000,000

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 01,2019 TO June 30, 2020

	COMMON STOCK		ADDITIONAL PAID	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	DEFICIT

Balance as of January 1, 2019	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Issuance of Common Stock	113,333,333	11,333	(9,661)	-	1,672

Capital Contribution	-	-	-	-

Net Loss				(138,518)	(138,518)

Balance as of December 31, 2019	133,333,333	13,333	(11,100)	(154,736)	(152,503)

Balance as of January 1, 2020	133,333,333	13,333	(11,100)	(154,736)	(152,503)

Capital Contribution	-	-	-	-	-

Net Loss				(14,232)	(14,232)

Balance as of June 30, 2020	133,333,333	13,333	(11,100)	(168,968)	(166,735)

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CASH FLOWS
	Period ended
	June 30, 2020	June 30, 2019

Net Loss	$(14,232)	$(2,398)

Adjustments to reconcile net loss to net cash
used in operating activities:

Change in Accrued Expense	$-	$1,226
Change in Due to related parties	$17,882	$1,172
Change in Accounts Payable	$400	$-
Net Cash provided by (used in) operating activities	$4,050	$-

Cash Flows from Investing Activities	$-	$-

Cash Flows from Financing Activities		$-

Cash and cash equivalents, beginning of period	$1,000	$-

Cash and Cash equivalents, end of period	$5,050

The accompanying notes are an integral part of these financial statements

Notes to Financial Statements

For the Period ended June 30, 2020

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

The Company has incurred a net loss of $14,232 for the period ended June 30, 2020, and an accumulated deficit of $168,968. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
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

There were no dilutive financial instruments for the period ended June 30, 2020.

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

The Company continues to evaluate the impact of these ASU’s on its financial statements.

4. Mineral Property Interest

				Acquisition
				Date by	Purchase
	Mines	Location	County	the Company	Amount

1	Yellow Aster Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$1,776
2	Fat Mules Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$770
3	Cobin	Tonopah, Nevada	Esmeralda	9/17/2019	$929
4	Jasper	Tonopah, Nevada	Esmeralda	9/17/2019	$3,316
5	Barracks Nine	Tonopah, Nevada	Esmeralda	9/17/2019	$1,100
6	Eclipse	Tonopah, Nevada	Esmeralda	9/17/2019	$1,501
7	Fortuna	Tonopah, Nevada	Esmeralda	9/17/2019	$1,625
8	Purple Heart	Buckhorn, New Mexico	Grant	9/17/2019	$1,439
9	Blackmoor	Buckhorn, New Mexico	Grant	9/17/2019	$2,025
10	New River	La Paz, Arizona	La Paz	9/17/2019	$3,950
	Total as of June 30, 2020 and December 31 2019				$18,430

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

5. Advances From Stockholders

Advances from stockholders was $47,903 as on June 30, 2020 and $30,021 as on December 31, 2019.

6. Due On Mineral Rights Acquisitions

N/A

7. Income Taxes

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended June 30, 2020 and June 30, 2019 is as follows

	For three months ended		For six months ended
	30-Jun-20	30-Jun-19	30-Jun-20	30-Jun-19
Profit / (loss) from operations before income tax	(7,612)	(1,113)	(14,232)	(2,398)
Income tax rate	21%	21%	21%	21%
Income tax expense at the U.S Federal tax	(1,599)	(234)	(2,989)	(504)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	-	-	-	-
Other non-deductible expenses	-	-	-	-
Foreign rate differentials	-	-	-	-
State and local net of federal benefit	-	-	-	-
Valuation allowance	1,599	234	2,989	504
Income tax (benefit) / expenses	-	-	-	-

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

On June 30, 2020, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For three months ended		For six months ended
	30-Jun-20	30-Jun-19	30-Jun-20	30-Jun-19
Deferred tax assets
Net income / (loss)	(7,612)	(1,113)	(14,232)	(2,398)
Deferred tax liability	-	-	-	-
Net deferred tax assets	(1,599)	(234)	(1,599)	(234)
Less: Valuation allowance	1,599	234	1,599	234
Deferred tax asset - net valuation allowance	-	-	-	-

As of June 30, 2020 the Company has an accumulated deficit or net operating loss carryover of approximately $168,968 available to offset future income for income tax reporting purposes, out of which $1,768 will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2020 to June 30, 2020, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

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

NONE

d)  Stock-Based Compensation

NONE

9. Related Party Transactions and Balances

The stockholders of the Company incurred $14,232 and $8,056 towards the operating expenses and professional fees on behalf of the Company for the period ended June 30, 2020 and December 31, 2019 respectively that will be reimbursed in due course.

Payable to Related Parties:

	June 31, 2020	December 31, 2019
Payable to Franklin Ogele	$ 7,889	$ 7,889
Payable to Jimmy Ramirez	$ 40,014	$ 22,132

Payable to Related Parties	$ 47,903	$ 30,021

10. Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the period ended June 30, 2020 and December 31, 2019.

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

12.  Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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