Form 10-K/A
period 2019-12-31
WALL STREET ACQUISITIONS, Corp
filed 2021-03-16
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

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

EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2019 is filed to correct the rendering of some of the images in the original filing; to reflect that the December 31, 2018 audit was conducted by AJSH & Co LLP and annex their opinion and to reflect that December 31, 2019 audit was conducted by BF Borgers CPA PC and annex their opinion. There is no other change versus the previously filed 10-K.

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

Net cash used in operating activities. During the fiscal year ended December 31, 2019, net cash used in operating activities was $(129,462) compared with $Nil used in operating activities for the fiscal year ended December 31, 2018. The cash flow used in operating activities in the fiscal year ended December 31, 2019 was primarily the result of incurred operating losses. The cash flow used in operating activities in the fiscal year ended December 31, 2018 was primarily the result of incurred operating losses.

Net cash used in investing activities. During the fiscal year ended December 31, 2019, net cash used in investing activities was $Nil compared with $Nil used in investing activities for the fiscal year ended December 31, 2018.

Net cash provided by financing activities. During the fiscal year ended December 31, 2019, net cash provided by financing activities was $130,462 compared with $Nil provided by financing activities for the fiscal year ended December 31, 2018.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Wall Street Acquisitions Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wall Street Acquisitions Corp (the "Company") as of December 31, 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

March 12, 2021

C-7/227, Sector-7, Rohini New Delhi -110085 Tel: +91 11 4559 6689 Email: info@ajsh.in

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Wall Street Acquisition, Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wall Street Acquisition, Corporation (the “Company”) as of December 31, 2018, the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements.  We believe that our audit provide a reasonable basis for our opinion.

Substantial Doubt about the Company Ability to Continue as a Going Concern

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

/s/AJSH & Co LLP

We have served as the Company’s Auditor since 2018.

New Delhi, India

October 21, 2020

WALL STREET ACQUISITIONS CORPORATION
BALANCE SHEET

	As of December 31, 2019	As of December 31, 2018
ASSETS
Current Assets
Cash & Cash Equivalents	$1,000	$-

Non- Current Assets
Investment in Mining Claims	$18,430	$-

Total Assets	$19,430	$-

LIABILITIES AND SHAREHOLDERS DEFICIT
Current Liabilities
Due to Related Party	$30,021	$6,207
Promissory Note Payable	$130,462	$-
Accrued Expense	$11,450	$9,450
Total Liabilities	171,933	15,657

STOCKHOLDERS DEFICIT

Preferred Stock $0.0001 par value, 20,000,000 share authorized, not outstanding
Common Stock, 0.0001 par value, 20,000,000 authorized and issued as of December 31, 2018 & 600,000,000 authorized 133,333,333 issued and outstanding as of September 30, 2019	13,333	2,000
Additional Paid In Capital	(11,100)	(1,439)
Accumulated Deficit	(154,736)	(16,218)

Total Stock holder's Deficit	(152,503)	(15,657)

Total Liabilities & Stockholders’ Deficit	$19,430	$-

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION
STATEMENT OF OPERATIONS

	For the period ended December 31, 2019	For the period ended December 31, 2018
Revenues	$-	-

Cost of Revenue	$-	-

Gross Profit	-	-

Operating Expenses	(8,056)	(14,450)
Professional Fees	(130,462)	-

Loss Before Income Taxes	(138,518)	(14,450)

Income Tax Expense	-	-

Net Loss	$(138,518)	(14,450)

Loss per Share- Basic & Diluted	(0.00104)	(0.00072)

Weighted Average Shares- Basic and Diluted	133,333,333	20,000,000

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

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CASH FLOWS
	Period ended
	DECEMBER 31, 2019	DECEMBER 31, 2018

Net Loss	$(138,518)	$(14,450)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in Accrued Liabilities	$2,000	$8,243
Change in Due to related parties	$7,056	$6,207
Net Cash provided by (used in) operating activities	$(129,462)	$-

Cash Flows from Investing Activities	$-	$-

Cash Flows from Financing Activities		$-

Change in Promissory Note Payable	130,462	-

Cash and cash equivalents, beginning of period	$-	$-

Cash and Cash equivalents, end of period	$1,000	$-

SUPPLEMENTAL DISCLOSURES
Issuance of common stock on merger	$1,672.00	$-
Assets Acquired		$-
- Promissory note	$2,000.00
Mining Claims	$18,430.00
- Related Party Payable	$(18,758.00)

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

NONE

d)  Stock-Based Compensation

NONE

9. Related Party Transactions and Balances

The stockholders of the Company incurred $30,021 and $6,207 towards the operating expenses on behalf of the Company for the year ended December 31, 2019 and December 31, 2018 respectively; the stockholders will be reimbursed the amount in due course.

Payable to Related Parties:

	December 31, 2019	December 31, 2018
Payable to Stockholders	$ 30,021	$ 6,207

Payable to Related Parties	$ 30,021	$ 6,207

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

WALL STREET ACQUISITIONS CORP.

Date:	February 26, 2021	By:	/s/ Jimmy Ramirez
Jimmy Ramirez
President, (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2021	By:	/s/ Franklin Ogele
Franklin Ogele
Vice President / Secretary, Chief Financial Officer (Principal Financial Officer) and Director