Form 10-Q/A
period 2020-03-31
WALL STREET ACQUISITIONS, Corp
filed 2021-06-17
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment #1

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

On April 26, 2021 the Company filed Form 8-K/A withdrawing the March 31, 2020 Form 10-Q filed on March 1, 2021 because it was not reviewed by AJSH & Co LLP but was only prepared with the assistance of AJSH & Co. LLP. This amended filing replaces the withdrawn Form 10-Q.

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

Impairment of long-lived assets

The Company's long-lived assets consist of plant, equipment, and mine development. The Company reviews and evaluates its long-lived assets for recoverability annually and at interim periods if triggering events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include significant adverse changes to projected revenues, costs, or future expansion plans, or changes to federal and state regulations (with which the Company must comply) that may adversely impact the Company's current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.

To determine fair value, the Company will use a discounted cash flow model based on quantities of estimated recoverable minerals and incorporates projections and probabilities involving metal prices (considering current and historical prices, price trends and related factors), production levels, operating and production costs, and the timing and capital costs of expansion and sustaining projects, all of which are based on life-of-mine plans. The term "recoverable minerals" refers to the estimated amount of gold that will be sold after taking into account losses during ore processing and treatment. In estimating future cash flows, assets will be grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows will be based on numerous assumptions, which are consistent or reasonable in relation to internal budgets and projections, and actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable gold and  metal prices, operating and production costs, and the timing and capital costs of expansion and sustaining projects are each subject to significant risks and uncertainties.

Mineral Properties

Mineral properties are tangible assets recorded at cost and include royalty interests and land and mineral rights to explore and extract minerals from properties. Once a property is in the production phase, mineral property costs will be amortized using the units-of-production method based upon the estimated recoverable gold ounces in proven and probable reserves at such properties. Currently, the Company has no property in production. Costs to maintain mineral properties will be expensed in the period they are incurred. Gains and losses from the sale or disposal of mineral properties will be recorded to Loss (gain) on dispositions or sales of mineral properties.

Asset Retirement Obligation

The Company's mining and exploration activities will be subject to various federal and state laws and regulations governing the protection of the environment. The Company's asset retirement obligation ("ARO"), which will consist of estimated future mine reclamation and closure costs, may increase or decrease significantly as a result of changes in regulations, mine plans, estimates, or other factors. Currently, the Company has no operating property. Therefore, no such property was recognized as a liability at fair value in the period incurred. Any such ARO, which is initially estimated based on discounted cash flow estimates, will be accreted to full value over time through charges to Accretion expense. Resultant ARO cost assets will be depreciated on a units-of-production method over the related long-lived asset's useful life. The Company's ARO will be  adjusted annually, or more frequently at interim periods if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs.

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

WALL STREET ACQUISITIONS CORP

By:   /s/ Jimmy Ramirez

President and Director

Dated:   June 1, 2021

By:   /s/ Franklin Ogele, Esq.

Vice President, Chief Financial Officer

Dated:   June 1, 2021