Form 10-Q/A
period 2020-06-30
WALL STREET ACQUISITIONS, Corp
filed 2021-06-17
CIK 1698832

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

On April 26, 2021 the Company filed Form 8-K/A withdrawing the June 30, 2020 Form 10-Q filed on March 1, 2021 because it was not reviewed by AJSH & Co LLP but was only prepared with the assistance of AJSH & Co. LLP. This amended filing replaces the withdrawn Form 10-Q.

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