Form 10-Q
period 2021-03-31
WALL STREET ACQUISITIONS, Corp
filed 2021-06-30
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of ”large accelerated filer,” ”accelerated filer,” ”smaller reporting company,” and ”emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☐

As of March 31, 2020, there were 133,333,333 shares of common stock, par value $0.0001, issued and outstanding.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	2-6

Notes to Unaudited Condensed Financial Statements	7-18

WALL STREET ACQUISITIONS CORP

BALANCE SHEET

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current Assets
Cash & Cash Equivalents	$115	$115
Non- Current Assets
Mining Claims	18,430	18,430

Total Assets	$18,545	$18,545

LIABILITIES AND SHAREHOLDERS DEFICIT
Current Liabilities
Due to Related Party	$67,018	$67,018
Promissory Note Payable	150,052	150,052
Accrued Expense	43,445	42,445
Total Liabilities	$260,515	$259,515

STOCKHOLDERS DEFICIT

Preferred Stock $0.0001 par value,
20,000,000 share authorized, not outstanding
Common Stock, 0.0001 par value, 20,000,000 authorized and issued as of December 31, 2018 &
600,000,000 authorized 133,333,333
issued and outstanding as of December 31, 2020	$13,333	$13,333
Additional Paid In Capital	(11,100)	(11,100)
Accumulated Deficit	(244,203)	(243,203)

Total Stock holder’s Deficit	$(241,970)	$(240,970)

Total Liabilities & Stockholder’s Deficit	$18,545	$18,545.00

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS CORP

UNAUDITED STATEMENT OF OPERATIONS

	For the period ended
	31-Mar-21	31-Mar-20
Revenues	$—	—

Cost of Revenue	$—	—

Gross Profit	—	—

Operating Expense	—	760
Professional Fee	—	5,860

Loss Before Income Taxes	—	(6,620)

Income Tax Expense	—	—

Net Loss	$—	(6,620)

Loss per Share- Basic & Diluted	—	(0.00005)

Weighted Average Shares-
Basic and Diluted	133,333,333	133,333,333

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORP

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM JANUARY 01,2019 TO March 31, 2021

	COMMON STOCK		ADDITIONAL PAID	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	DEFICIT

Balance as of January 1, 2019	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Issuance of Common Stock	113,333,333	11,333	(9,661)	—	1,672

Capital Contribution	—	—	—	—	—

Net Loss				(138,518)	(138,518)

Balance as of December 31, 2019	133,333,333	13,333	(11,100)	(154,736)	(152,503)

Balance as of January 1, 2020	133,333,333	13,333	(11,100)	(154,736)	(152,503)

Issuance of Common Stock	—	—	—	—	—

Capital Contribution	—	—	—	—	—

Net Loss				(88,467)	(88,467)

Balance as of December 31, 2020	133,333,333	13,333	(11,100)	(243,203)	(240,970)

Balance as of January 1, 2021	133,333,333	13,333	(11,100)	(243,203)	(240,970)

Issuance of Common Stock	—	—	—	—	—

Capital Contribution	—	—	—	—	—

Net Loss				(1,000)	(1,000)

Balance as of March 31, 2021	133,333,333	13,333	(11,100)	(244,203)	(241,970)

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORP

STATEMENT OF CASH FLOWS

	Period ended
	MARCH 31, 2021	MARCH 31, 2020

Net Loss	$(1,000)	$(6,620)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in Accrued Liabilities	$1,000	$—
Change in Due to related parties	$—	$7,980

Change in Promissory Note Receivable	$—	$—
Changes in Mines	$—	$—
Net Cash provided by (used in) operating activities	$—	$1,360.00

Cash Flows from Investing Activities	$—	$—

Change in Promissory Note Payable	$—	$—
Cash Flows from Financing Activities	$—	$—

Cash and cash equivalents, beginning of period	$115	$1,000.00

Cash and Cash equivalents, end of period	$115	$2,360

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

The Company has incurred a net loss of $1,000 for the period ended March 31, 2021, and an accumulated deficit of $244,203. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

4 Mineral Properties and Exploration and Development Costs

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

Impairment of Long-lived Assets

The Company’s long-lived assets consist of plant, equipment, and mine development. The Company reviews and evaluates its long-lived assets for recoverability annually and at interim periods if triggering events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include significant adverse changes to projected revenues, costs, or future expansion plans, or changes to federal and state regulations (with which the Company must comply) that may adversely impact the Company’s current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.

To determine fair value, the Company will use a discounted cash flow model based on quantities of estimated recoverable minerals and incorporates projections and probabilities involving metal prices (considering current and historical prices, price trends and related factors), production levels, operating and production costs, and the timing and capital costs of expansion and sustaining projects, all of which are based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold that will be sold after taking into account losses during ore processing and treatment. In estimating future cash flows, assets will be grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows will be based on numerous assumptions, which are consistent or reasonable in relation to internal budgets and projections, and actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable gold and metal prices, operating and production costs, and the timing and capital costs of expansion and sustaining projects are each subject to significant risks and uncertainties.

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

Asset Retirement Obligation

The Company’s mining and exploration activities will be subject to various federal and state laws and regulations governing the protection of the environment. The Company’s asset retirement obligation (“ARO”), which will consist of estimated future mine reclamation and closure costs, may increase or decrease significantly as a result of changes in regulations, mine plans, estimates, or other factors. Currently, the Company has no operating property. Therefore, no such property was recognized as a liability at fair value in the period incurred. Any such ARO, which is initially estimated based on discounted cash flow estimates, will be accreted to full value over time through charges to Accretion expense. Resultant ARO cost assets will be depreciated on a units-of-production method over the related long-lived asset’s useful life. The Company’s ARO will be adjusted annually, or more frequently at interim periods if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs.

Foreign Currency Translation

The Company has no foreign operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Some of the Company’s more significant estimates include those related to going concern, collectability of receivables, and the fair value of stock-based compensation and other equity instruments. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Comprehensive Income

The Company follows the guidance in ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders’ deficit and consists of foreign currency translation adjustments. ASC 220 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

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

There were no dilutive financial instruments for the period ended March 31, 2021.

Recent Accounting Pronouncements

The below recent accounting pronouncements were adopted during the year ended December 31, 2019:

●	“Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09) was issued in May 2017. This update provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard was effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 did not have an impact on the Company’s financial statements.

●	“Statement of Cash Flows (Topic 230)” (“ASU 2016-15”) was issued during August 2016. ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows, Restricted Cash (Topic 230)” (“ASU 2016-18”), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 were both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. The amendments were applied using a retrospective transition method to each period presented. The adoption of ASU 2016-15 did not have an impact on the Company’s financial statements.

●	In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, ”Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The adoption of ASU 2016-01 did not have an impact on the Company’s financial statements.

●	In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic-10): Recognition and Measurement of Financial Assets and Financial Liabilities to clarify codification and to correct unintended application of the guidance. The Company adopted this pronouncement concurrently with the adoption of ASU 2016-01. The adoption of this update had no impact on the Company’s financial statements.

The following are recent accounting pronouncements, which may have an impact on the Company’s future financial statements:

●	“Leases” (ASU 2016-02) was issued during February 2016. This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim periods beginning after December 15, 2018. The adoption of ASU 2016-02 will not have an impact on the Company’s financial statements.

●	In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, amended in November by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” which introduces the current expected credit losses model in the estimation of credit losses on financial instruments. This update is effective retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption being permitted for fiscal years beginning after December 15, 2018. The Company plans to adopt this ASU on January 1, 2020.

●	“Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” (“ASU 2017-09”) Issued in May 2017, ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect that the adoption of ASU 2017-09 will have a material impact on the Company’s financial statement.

●	In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic: 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). FASB issued the update to modify the disclosure requirements in Topic 820. ASU 2018-07 will be effective for public companies for fiscal years beginning after December 15, 2018 including interim periods.

The Company continues to evaluate the impact of these ASU’s on its financial statements.

4. Mineral Property Interest

				Acquisition
				Date by	Purchase
	Mines	Location	County	the Company	Amount

1	Yellow Aster Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$1,776.00
2	Fat Mules Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$770.00
3	Cobin	Tonopah, Nevada	Esmeralda	9/17/2019	$929.00
4	Jasper	Tonopah, Nevada	Esmeralda	9/17/2019	$3,316.00
5	Barracks Nine	Tonopah, Nevada	Esmeralda	9/17/2019	$1,100.00
6	Eclipse	Tonopah, Nevada	Esmeralda	9/17/2019	$1,501.00
7	Fortuna	Tonopah, Nevada	Esmeralda	9/17/2019	$1,625.00
8	Purple Heart	Buckhorn, New Mexico	Grant	9/17/2019	$1,439.00
9	Blackmoor	Buckhorn, New Mexico	Grant	9/17/2019	$2,025.00
10	New River	La Paz, Arizona	La Paz	9/17/2019	$3,950.00
	Total as of March 31, 2021 and December 31 2020				$18,430.00

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

5. Advances from Stockholders

Advances from stockholders was $67,018 as on March 31, 2021 and $67,018 as on December 31, 2020.

6. Due On Mineral Rights Acquisitions

N/A

7. Income Taxes

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended March 31, 2021 and March 31, 2020 is as follows:

	For three months ended
	March 31, 2021	March 31, 2020
	$	$
Profit / (loss) from operations before income tax	(1,000)	(6,620)
Income tax rate	21%	21%
Income tax expense at the U.S Federal tax	(210)	(1,390)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	—	—
Other non-deductible expenses	—	—
Foreign rate differentials	—	—
State and local net of federal benefit	—	—
Valuation allowance	210	1,390
Income tax (benefit) / expenses	—	—

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

On March 31, 2021, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For three months ended
	March 31, 2021	March 31, 2020
Deferred tax assets
Net income / (loss)	(1,000)	(6,620)
Deferred tax liability	—	—
Net deferred tax assets	(210)	(1,390.20)
Less: Valuation allowance	210	1,390.20
Deferred tax asset - net valuation allowance	—	—

As of March 31, 2021 the Company has an accumulated deficit or net operating loss carryover of approximately $244,203 available to offset future income for income tax reporting purposes, out of which $1,768 will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2021 to March 31, 2021, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

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

NONE

d) Stock-Based Compensation

NONE

9. Related Party Transactions and Balances

The stockholders of the Company incurred $0 and $36,997 respectively towards the operating expenses and professional fees on behalf of the Company for the period ended March 31, 2021 and December 31, 2020 respectively that will be reimbursed in due course. –

Payable to Related Parties:

	March 31, 2021	December 31, 2020
Payable to Franklin Ogele	$15,166	$15,166
Payable to Jimmy Ramirez	$51,852	$51,852

Payable to Related Parties	$67,018	$67,018

10. Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the period ended March 31, 2021 and December 31, 2020.

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

12. Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

WALL STREET ACQUISITIONS CORP

By:	/s/ Jimmy Ramirez
President and Director
Dated:	June 21, 2021

By:	/s/ Franklin Ogele, Esq.
Vice President, Chief Financial Officer
Dated:	June 21, 2021