Form 10-K
period 2020-12-31
WALL STREET ACQUISITIONS, Corp
filed 2021-07-16
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (mark one)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

 Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2020 cannot be determined because the shares are not actively traded on any public market.

As of December 31, 2020, the registrant had 133,333,333 shares of Common Stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference’, if any, is contained in Part IV, Item 15 of this Annual Report.

EXPLANATORY NOTE

NONE

WALL STREET ACQUISITIONS CORP

2020 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2020 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our inability to raise additional funds to support operations and capital expenditures;

●	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

●	our inability to successfully compete against existing and future competitors;

●	our inability to manage and maintain the growth of our business;

●	our inability to protect our intellectual property rights; and

●	other factors discussed under the headings ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

(a)            Corporate History and Background.

Wall Street Acquisitions Corp (the “Company”) was incorporated on December 2, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. To date, the Company’s activities have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On March 21, 2017, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof which became automatically effective 60 days thereafter.

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

Employees

As of December 31, 2020 we had no full-time employees and two part-time employees. We expect no significant changes in the number of our employees in the next twelve (12) months.

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

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As an “emerging growth company”, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

ITEM 1A – RISKS FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. You could lose all or part of your investment due to any of these risks.

RISKS RELATING TO OUR COMPANY

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2020 were prepared assuming that we will continue our operations as a going concern. We were incorporated on July 10, 2009, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There is uncertainty regarding our ability to continue as a going concern, indicating the possibility that we may be required to curtail or discontinue our operations in the future. If we discontinue our operations, you may lose all of your investment.

We have an accumulated deficit of $(213,716) from our inception on December 2, 2016 to December 31, 2020 and have completed only the preliminary exploration stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. We anticipate that our current cash assets will be extinguished by December 31, 2020. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

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

As a mineral exploration business, in a highly competitive industry. We have little operating history, few substantial tangible assets, no customer base and no revenue to date. This makes it difficult to evaluate our future performance and prospects. Our prospectus must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a business in an depressed industry characterized by intense competition, including:

●	our business model and strategy are still evolving and are continually being reviewed and revised;
●	we may not be able to raise the capital required to develop our initial customer base and reputation;
●	we may not be able to successfully implement our business model and strategy; and
●	our management consists of two people: Jimmy Ramirez who serves as our President and Director, and Franklin Ogele who serves as our Chief Financial Officer, Secretary and Director.

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

The Company made the decision to become an SEC “reporting company” in order to comply with applicable laws and regulations. We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $45,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

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

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to the stage of producing mines. Our future exploration efforts will be subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, including, but not limited to:

●	Economically insufficient mineralized material;

●	Fluctuations in production costs that may make mining uneconomical;

●	Labor disputes;

●	Unanticipated variations in grade and other geologic problems;

●	Environmental hazards;

●	Water conditions;

●	Troublesome surface or underground conditions;

●	Industrial accidents;

●	Metallurgical and other processing problems;

●	Mechanical and equipment performance problems;

●	Failure of pit walls or dams;

●	Unusual or unexpected rock formations;

●	Personal injury, fire, flooding, cave-ins, and landslides; and

●	Decrease in reserves due to a lower gold price.

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

Under U.S. federal securities legislation, our common stock will likely constitute “penny stock” if and when is quoted on the OTCQB. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

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

●                    The Indicated/Unproven/Estimated Gross gold resources are 2,214,249.62 oz based on projected 200 feet excavation.

●	Property Description and Ownership

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

The general course of this claim is North and South, and it is situated in the NE Quarter of Section 28, Township 3N, Range 42E, Mount Diablo Meridian, Nye County, Nevada. This claim is 600 feet in width and 1,500 feet in length. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” wooden posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim.

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

Yellow Aster Mine

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
NMC1186294	NMC1186292	YELLOW ASTER MINE	ESMERALDA	ACTIVE	LODE	2020	01/03/2019	21 0030N 0420E 028	NE

●	Location and Access

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

●	Regional Geology

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

●                    Property Geology

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

●	Mineralization

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

●	Previous Exploration Work

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

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Sampling and Analysis

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

●	XRF Survey

The analysis of the XRF measurements of Yellow Aster Mine showed that the elements promising for economic benefiting are:

1.	Gold

The average concentration of Gold is 37.07 PPM. This could be explained as: Gold concentration in this mine range from 12.25 grams per ton (.43 oz/ton) to 255.18 grams per ton (9 oz/ton).

2.	Titanium

The average concentration of Titanium is 514.50 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton (0.00 oz/ton) to 4,105.57 grams per ton (144.82 oz/ton).

3.	Manganese

The average concentration of Manganese is 264.82 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton (0.00 oz/ton) to 1,797.3 grams per ton (63.4 oz/ton).

4.	Iron

The average concentration of Iron is 19,228.71 PPM. This could be explained as: Iron concentration in this mine ranges from 3,585.22 grams per ton (126.47 oz/ton) to 35,703.15 grams per ton (1,259.39 oz/ton).

5.	Arsenic

The average concentration of silver is 17.43 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton (0.00 oz/ton) to 128.64 grams per ton (4.54 oz/ton).

6.	Rubidium

The average concentration of Rubidium is 84.2 PPM. This could be explained as: Rubidium concentration in this mine ranges from 28.63 grams per ton (1.01 oz/ton) to 140.83 grams per ton (4.97 oz/ton).

7.	Strontium

The average concentration of Strontium is 317.28 PPM. This could be explained as: Strontium concentration in this mine ranges from 125.9 grams per ton (4.44 oz/ton) to 489.93 grams per ton (17.28 oz/ton).

8.	Zirconium

The average concentration of Zirconium is 161.58 PPM. This could be explained as: Zirconium concentration in this mine ranges from 40.26 grams per ton (1.42 oz/ton) to 369.09 grams per ton (13.02 oz/ton).

9.	Niobium

The average concentration of Nobelium is 12.93 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton (0.00 oz/ton) to 24.56 grams per ton (0.87 oz/ton).

●	Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo’s Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

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

●	Property Infrastructure

There is no developed infrastructure on this property.

Mine 2 – Fat Mule Flats

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Fat Mules Flats Mine Property located in Tonopah, Nevada in Esmeralda County.

●                    The Indicated/Unproven/Estimated Gross gold resources are 933,641.75 oz based on projected 200 feet excavation.

●	Property Description and Ownership

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

The general course of this claim is North and South, and it is situated in the Southwest Quarter of Section 10, Township 2N, Range 42E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 600 feet in length and 1,500 feet in width. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each comer of the claim. Additionally, there are two (2) end-line markers on 3ach side of the center of the claim. All markers are 4” x 4” wooden posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim.

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
38.01667° N
Siebert Mtn
Mt Butler
Heller Butte
ESMERALDA CO
NYE CO
Transmission Line
Prospects
Hill of Gold Mine
4WD
5642 T
5762 T
5967 T
5728 T
5790
5882 T
5630 T
5615 T
5532 T
9
10
11
14
15
16
17
20
21
22
23
26
27
Map created with TOPO! ©2010 National Geographic
MILES
FEET
KILOMETERS
METERS
TN
MN
13°
07/10/13

NATIONAL GEOGRAPHIC

FAT MULE FLATS
Legend
Fat Mule Flats
Feature 1
38.039605°, -117.257122°
38.039605°, -117.255034°
NW
NE
SW
SE
38.035496°, -117.257122°
38.035501°, -117.255034°
N
700 ft
Google Earth

●	Location and Access

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

●	Regional Geology

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

●	Property Geology

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

●	Mineralization

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

●	Previous Exploration Work

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

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Sampling and Analysis

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

●	XRF Survey

The analysis of the XRF measurements of Yellow Aster Mine showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth.

10.	Gold

The average concentration of Gold is 15.29 PPM. This could be explained as: Gold concentration in this mine ranges from 9.24 grams per ton (0.33 oz/ton) to 26.14 grams per ton (0.92 oz/ton).

11.	Titanium

The average concentration of Titanium is 795.7 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 10,802.36 grams per ton (381.04 oz/ton).

12.	Manganese

The average concentration of Manganese is 959.36 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 18,361.68 grams per ton (647.69 oz/ton).

13.	Iron

The average concentration of Iron is 21,034.74 PPM. This could be explained as: Iron concentration in this mine ranges from 0 grams per ton to 64,413.73 grams per ton (2272.13 oz/ton).

14.	Arsenic

The concentration of Arsenic is 20.19 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 93.67 grams per ton (3.3 oz/ton).

15.	Rubidium

The average concentration of Rubidium is 74.47 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 125.56 grams per ton (4.43 oz/ton).

16.	Strontium

The average concentration of Strontium is 74.47 PPM. This could be explained as: Strontium concentration in this mine ranges from 0 grams per ton to 1,385.08 grams per ton (48.86 oz/ton).

17.	Zirconium

The average concentration of Zirconium is 156.27 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 493.72 grams per ton (17.42 oz/ton).

18.	Niobium

The average concentration of Niobium is 16.81 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 35.21 grams per ton (1.24 oz/ton).

19.	Bismuth

The average concentration of Bismuth is 10.09 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 39.13 grams per ton (1.38 oz/ton).

●	Local Infrastructure

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

●        Property Infrastructure

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

●                    The Indicated/Unproven/Estimated Gross gold resources are 1,006,240.29 oz based on projected 200 feet excavation.

●	Property Description and Ownership

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

The general course of this claim is North and South, and it is situated in the Southwest Quarter of Section 30, Township 2N, Range 41E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 1,500 feet in width and 600 feet in height. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” wooden posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim.

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
37.98333° N
37.96667° N
6663 T
6025
6113 T
VFHG-C 1-142
5802
IF-28
VFHG-C 1-149
19
20
6098
Prospects
6411 T
6308 T
R41E
30
29
Unnamed Street
TRAIL
JEEP
6278
6294
6234
6117
6243
31
6187
6150
5966
Map created with TOPO! ©2010 National Geographic; ©2007 Tele
NATIONAL GEOGRAPHIC
MILES
FEET
KILOMETERS
METERS
TN
MN
12½°
02/28/19

COBIN MINE
37.998125°, -117.422899°
COBIN MINE
37.994018°, -117.422899°
37.994018°, -117.420816°
Legend
COBIN MINE
COBIN MINE
Google Earth
1000 ft

●	Regional Geology

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

●	Property Geology

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

●	Mineralization

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

●	Previous Exploratory Work

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

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Sampling and Analysis

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

●	XRF Survey

The analysis of the XRF measurements of Cobin Mine showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, Hafnium and Bismuth.

20.	Gold

The average concentration of Gold is 16.23 PPM. This could be explained as: Gold concentration in this mine ranges from 9.62 grams per ton (0.34 oz/ton) to 43.19 grams per ton (1.52 oz/ton).

21.	Titanium

The average concentration of Titanium is 973.95 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 9,231.84 grams per ton (325.64 oz/ton).

22.	Manganese

The average concentration of Manganese is 935.11 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 36,124.91 grams per ton (1,274.27 oz/ton).

23.	Iron

The average concentration of Iron is 27,409.92 PPM. This could be explained as: Iron concentration in this mine ranges from 1,216.93 grams per ton (42.93 oz/ton) to 324,696.16 grams per ton (11,453.33 oz/ton).

24.	Arsenic

The average concentration of Arsenic is 25.84 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 407.24 grams per ton (14.36 oz/ton).

25.	Rubidium

The average concentration of Rubidium is 97.11 PPM. This could be explained as: Rubidium concentration in this mine ranges from 9.26 grams per ton (0.33 oz/ton) to 237.62 grams per ton (8.38 oz/ton).

26.	Strontium

The average concentration of Strontium is 317.53 PPM. This could be explained as: Strontium concentration in this mine ranges from 10.12 grams per ton (0.36 oz/ton) to 992.3 grams per ton (35 oz/ton).

27.	Zirconium

The average concentration of Zirconium is 111.36 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 268.85 grams per ton (9.48 oz/ton).

28.	Niobium

The average concentration of Niobium is 9.7 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 76.22 grams per ton (2.69 oz/ton).

29.	Hafnium

The average concentration of Hafnium is 121.66 PPM. This could be explained as: Hafnium concentration in this mine ranges from 0 grams per ton to 6,585.37 grams per ton (232.29 oz/ton).

30.	Bismuth

The average concentration of Bismuth is 6.1 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 99.89 grams per ton (3.52 oz/ton).

●	Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo’s Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

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

●	Property Infrastructure

There is no developed infrastructure on this property.

Mine 4 – Jasper

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Jasper Mine Property located in Tonopah, Nevada in Esmeralda County.

●                    The Indicated/Unproven/Estimated Gross gold resources are 1,141,774.55 oz based on projected 200 feet excavation.

●	Property Description and Ownership

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

The general course of this claim is North and South, and it is situated in the Southeast Quarter of Section 1, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 600 feet in width and 1,500 feet in length. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” wooden posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 1, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s) and Range (s); NE 1/4 of SE 1/4, NW 1/4 of SE 1/4, SE 1/4 of SE 1/4 and SW 1/4 of SE 1/4 of Section 1, T1N, R40E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SE corner of this claim is 990 Feet West and 825 Feet North of the SE corner of Section 1, T1N, R40E. Beginning at the SE corner of this claim thence 1,500 feet due north to the NE corner of this claim, thence 600 feet due west to the NW corner of this claim, thence 1,320 feet due south to the SW corner of this claim, thence due east 600 feet back to the place of beginning, the SE corner.

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

JASPER MINE
Legend
JASPER MINE
37.969704, -117.429970
37.969704, -117.427893
37.965589, -117.429970
37.965589, -117.427893
Google Earth
N
1000 ft

●	Location and Access

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

●	Regional Geology

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

●	Property Geology

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

●	Previous Exploration Work

No significant exploration has been noted at these mines in a few decades so a historical account of publicly found data was assimilated.

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Sampling and Analysis

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

●	XRF Survey

The analysis of the XRF measurements of Jasper Mine showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth.

31.	Gold

The average concentration of Gold is 20.83 PPM. This could be explained as: Gold concentration in this mine ranges from 12.57 grams per ton (0.44 oz/ton) to 90.79 grams per ton (3.2 oz/ton).

32.	Titanium

The average concentration of Titanium is 2,811.30 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 10,438.72 grams per ton (368.22 oz/ton).

33.	Manganese

The average concentration of Manganese is 1,203.15 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 16,790.27 grams per ton (592.26 oz/ton).

34.	Iron

The average concentration of Iron is 37,510.99 PPM. This could be explained as: Iron concentration in this mine ranges from 1,325.3 grams per ton (46.75 oz/ton) to 131,471.27 grams per ton (4,637.52 oz/ton).

35.	Arsenic

The average concentration of Arsenic is 195.68 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 5475.13 grams per ton (193.13 oz/ton).

36.	Rubidium

The average concentration of Rubidium is 97.51 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 233.47 grams per ton (8.24 oz/ton).

37.	Strontium

The average concentration of Strontium is 411.72 PPM. This could be explained as: Strontium concentration in this mine ranges from 21.96 grams per ton (0.77 oz/ton) to 853.27 grams per ton (30.1 oz/ton).

38.	Zirconium

The average concentration of Zirconium is 161.78 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 372.46 grams per ton (13.14 oz/ton).

39.	Niobium

The average concentration of Niobium is 15.11 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 34.38 grams per ton (1.21 oz/ton).

40.	Bismuth

The average concentration of Bismuth is 38.22 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 1,026.39 grams per ton (36.2 oz/ton)

●	Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo’s Castle and there are five wilderness areas within hours of the community.

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

●	Property Infrastructure

There are remains of what is believed to be a good-sized cabin outside.

Mine 5 – Barracks Nine

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Barracks Nine Property located in Tonopah, Nevada in Esmeralda County.

●                    The Indicated/Unproven/Estimated Gross gold resources are 1,001,531.19 oz based on projected 200 feet excavation.

●	Property Description and Ownership

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

The general course of this claim is North and South, and it is situated in the NE Quarter of Section 9, Township 1N, Range 41E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 600 feet wide and 1,500 feet tall. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” wooden posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim.

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

Lode Mining Claim, BARRACKS NINE MINE, Mount Diablo Meridian, Esmeralda County, NV

117.40000° W
117.38333° W
117.36667° W
WGS84 117.35000° W
37.98333° N
37.96667° N
37.95000° N
37.93333° N
32
33
34
35
5
4
3
2
8
9
10
11
17
16
Unnamed Street
Map created with TOPO! ©2010 National Geographic; ©2007 Tele Atlas

NATIONAL GEOGRAPHIC

MILES
FEET
KILOMETERS
METERS

TN MN 12½°

01/22/19

●	Location and Access

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

●	Regional Geology

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

●	Property Geology

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

●	Mineralization

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

●	Previous Exploration Work

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

●	Exploration Plans

Recent exploration phase for the property has been completed.

●	Sampling and Analysis

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

●	XRF Survey

The analysis of the XRF measurements of Barracks Nine Mine showed that the elements promising for economic benefiting are: Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth.

41.	Gold

The average concentration of Gold is 17.34 PPM. This could be explained as: Gold concentration in this mine ranges from 12.81 grams per ton (0.45 oz/ton) to 38.14 grams per ton (1.35 oz/ton).

42.	Titanium

The average concentration of Titanium is 3,050.25 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 21,668.04 grams per ton (764.32 oz/ton).

43.	Manganese

The average concentration of Manganese is 1,523.23 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 37,742.96 grams per ton (1,331.35 oz/ton).

44.	Iron

The average concentration of Iron is 33,287.72 PPM. This could be explained as: Iron concentration in this mine ranges from 3,742.81 grams per ton (132.02 oz/ton) to 145,415.23 grams per ton (5,129.38 oz/ton).

45.	Arsenic

The average concentration of Arsenic is 44.75 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 567.65 grams per ton (20.02 oz/ton).

46.	Rubidium

The average concentration of Rubidium is 97.59 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 281.74 grams per ton (9.94 oz/ton).

47.	Strontium

The average concentration of Strontium is 388.07 PPM. This could be explained as: Strontium concentration in this mine ranges from 6.55 grams per ton (0.23 oz/ton) to 800.66 grams per ton (28.24 oz/ton).

48.	Zirconium

The average concentration of Zirconium is 214.53 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 898.38 grams per ton (31.69 oz/ton).

49.	Niobium

The average concentration of Niobium is 16.36 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 48.81 grams per ton (1.72 oz/ton).

50.	Bismuth

The average concentration of Bismuth is 9.78 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 83.91 grams per ton (2.96 oz/ton).

●	Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo’s Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

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

●	Property Infrastructure

There is no developed infrastructure on this property.

Mine 6 – Eclipse

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Eclipse Mine Property located in Tonopah, Nevada in Esmeralda County.

●                    The Indicated/Unproven/Estimated Gross gold resources are 2,657,630.86 oz based on projected 200 feet excavation. This estimate includes the Fortuna mine claim. Due to the topography less, samples were taken at these two adjacent claims which leads to greater uncertainty in reserve numbers.

●	Property Description and Ownership

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

The general course of this claim is North and South, and it is situated in the NW Quarter of Section 11, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 1,500 feet in length and 600 feet in width. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” wooden posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim.

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

Lode Mining Claim Eclipse, Tonopah Mining District, Esmeralda County, Nevada

117.48333° W
117.46667° W
117.45000° W
WGS84 117.43333° W
37.96667° N
37.95000° N
37.93333° N
Spring
JEEP
TRAIL
HILLS
Discovery Monument
Corner Monument
End Line Monument
1,500 Feet
600'
Map created with TOPO!® ©2010 National Geographic
NATIONAL GEOGRAPHIC
MILES
FEET
KILOMETERS
METERS
TN
MN
13°
07/22/13

ECLIPSE MINE
37.960226°, -117.456790°
37.960226°, -117.454706°
37.956107°, -117.456790°
37.956107°, -117.454706°
Google Earth
Legend
1000 ft

●	Location and Access

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

●	Regional Geology

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

●	Property Geology

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

●	Mineralization

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

●	Previous Exploration Work

No significant exploration completed prior to our exploration phase.

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Sampling and Analysis

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

●	XRF Survey

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

51.	Gold

The average concentration of Gold is 37.92 PPM. This could be explained as: Gold concentration in this mine ranges from 13.18 grams per ton (0.46 oz/ton) to 383.86 grams per ton (13.54 oz/ton).

52.	Titanium

The average concentration of Titanium is 2,228.86 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 12,255.66 grams per ton (432.31 oz/ton).

53.	Manganese

The average concentration of Manganese is 4,774.47 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 57,601.07 grams per ton (2,031.82 oz/ton).

54.	Iron

The average concentration of Iron is 68,846.82 PPM. This could be explained as: Iron concentration in this mine ranges from 2,332.81 grams per ton (82.29 oz/ton) to 409,837.91 grams per ton (14,456.62 oz/ton).

55.	Arsenic

The average concentration of Arsenic is 1,482.46 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 35,962.79 grams per ton (1,268.55 oz/ton).

56.	Rubidium

The average concentration of Rubidium is 72.65 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 372.49 grams per ton (13.14 oz/ton).

57.	Strontium

The average concentration of Strontium is 168.86 PPM. This could be explained as: Strontium concentration in this mine ranges from 6.56 grams per ton (0.23 oz/ton) to 1,263.15 grams per ton (44.56 oz/ton).

58.	Zirconium

The average concentration of Zirconium is 281.91 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 1,022.55 grams per ton (36.07 oz/ton).

59.	Niobium

The average concentration of Niobium is13.65 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 45.3 grams per ton (1.6 oz/ton).

60.	Hafnium

The average concentration of Hafnium is 2,388.94 PPM. This could be explained as: Hafnium concentration in this mine ranges from 0 grams per ton to 26,444.78 grams per ton (932.81 oz/ton).

61.	Tungsten

The average concentration of Tungsten is 1,345.66 PPM. This could be explained as: Tungsten concentration in this mine ranges from 0 grams per ton to 18,504.34 grams per ton (652.72 oz/ton).

62.	Bismuth

The average concentration of Bismuth is 398.88 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 12,787.51 grams per ton (451.06 oz/ton).

●	Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo’s Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

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

●	Property Infrastructure

There is no developed infrastructure on this property.

Mine 7 – Fortuna

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Fortuna Mine Property located in Tonopah, Nevada in Esmeralda County.

●                    The Indicated/Unproven/Estimated Gross gold resources are 2,657,630.86 oz based on projected 200 feet excavation. This estimate includes the Eclipse mine claim. Due to the topography less, samples were taken at these two adjacent claims which leads to greater uncertainty in reserve numbers.

●	Property Description and Ownership

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

The general course of this claim is North and South, and it is situated in the NW Quarter of Section 11, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 600 feet wide and 1,500 feet high. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim.

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

Lode Mining Claim, FORTUNA MINE , Mount Diablo Meridian, Esmeralda County, NV

117.48333° W
117.46667° W
117.45000° W
WGS84 117.43333° W
37.98333° N
37.96667° N
37.95000° N
37.93333° N
Unnamed Street
Spring
TRAIL
JEEP
H I L L S
Map created with TOPO! © 2010 National Geographic; ©2007 Tele Atlas, Rel.
MILES
FEET
KILOMETERS
METERS
TN
MN
12½°
02/25/19
NATIONAL GEOGRAPHIC

FORTUNA MINE
Legend
FORTUNA MINE
FORTUNA MINE
38.356866, -118.224033
38.356852, -118.221948
38.352748, -118.224038
38.352735, -118.221950
Google Earth
N
1000 ft

●	Location and Access

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

●	Regional Geology

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

●	Property Geology

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

●	Mineralization

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

●	Previous Exploration Work

No significant exploration has been noted at these mines in a few decades so a historical account of publicly found data was assimilated.

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Sampling and Analysis

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

●	XRF Survey

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

63.	Gold

The average concentration of Gold is 37.92 PPM. This could be explained as: Gold concentration in this mine ranges from 13.18 grams per ton (0.46 oz/ton) to 383.86 grams per ton (13.54 oz/ton).

64.	Titanium

The average concentration of Titanium is 2,228.86 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 12,255.66 grams per ton (432.31 oz/ton).

65.	Manganese

The average concentration of Manganese is 4,774.47 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 57,601.07 grams per ton (2,031.82 oz/ton).

66.	Iron

The average concentration of Iron is 68,846.82 PPM. This could be explained as: Iron concentration in this mine ranges from 2,332.81 grams per ton (82.29 oz/ton) to 409,837.91 grams per ton (14,456.62 oz/ton).

67.	Arsenic

The average concentration of Arsenic is 1,482.46 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 35,962.79 grams per ton (1,268.55 oz/ton).

68.	Rubidium

The average concentration of Rubidium is 72.65 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 372.49 grams per ton (13.14 oz/ton).

69.	Strontium

The average concentration of Strontium is 168.86 PPM. This could be explained as: Strontium concentration in this mine ranges from 6.56 grams per ton (0.23 oz/ton) to 1,263.15 grams per ton (44.56 oz/ton).

70.	Zirconium

The average concentration of Zirconium is 281.91 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 1,022.55 grams per ton (36.07 oz/ton).

71.	Niobium

The average concentration of Niobium is13.65 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 45.3 grams per ton (1.6 oz/ton).

72.	Hafnium

The average concentration of Hafnium is 2,388.94 PPM. This could be explained as: Hafnium concentration in this mine ranges from 0 grams per ton to 26,444.78 grams per ton (932.81 oz/ton).

73.	Tungsten

The average concentration of Tungsten is 1,345.66 PPM. This could be explained as: Tungsten concentration in this mine ranges from 0 grams per ton to 18,504.34 grams per ton (652.72 oz/ton).

74.	Bismuth

The average concentration of Bismuth is 398.88 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 12,787.51 grams per ton (451.06 oz/ton).

●	Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo’s Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

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

●	Property Infrastructure

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

Excavation at 200 feet

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found the Purple Heart Mine Property located in Buckhorn, New Mexico, in Grant County.

●                    The Indicated/Unproven/Estimated Gross gold resources are 1,184,332.39 oz based on projected 200 feet excavation.

●	Property Description and Ownership

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

The general course of this claim is East and West, and it is situated in the SE quarter of Section 3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico. This claim is 1,500 feet in length and 600 feet in width. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in an Easterly direction to the East end line and approximately 300 feet in a Westerly direction to the West end line. The claim excludes any and all patented mining claims and Federal Highways located within said boundaries. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 3, Township 18S, Range 17W, New Mexico Meridian, Grant County, New Mexico. This claim encompasses portions of the following quarter section (s), Township (s) and Range (s); NE 1/4 of SE 1/4 and NW 1/4 of SE 1/4 of S3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico. More specifically, the locality of this claim with reference to some natural object or permanent monument and 0 feet West of the SSE corner pf Section 3, T18S, R17W.

WSA Gold & Minerals, Inc. acquired a 100% undivided, transferable interest in Serial No. NMMC200984 in the SE quarter of Section 3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico from Gateway Gold & Minerals, Inc.

Purple Heart Mine

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
NMMC200984	NMMC200983	PURPLE HEART MINE	GRANT	ACTIVE	LODE	2020	01/05/2019	23 0180S 0170W 003	SE

●	Location and Access

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

●	Regional Geology

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

●	Property Geology

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

●	Mineralization

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

●	Previous Exploration Work

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

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Sampling and Analysis

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

●	XRF Survey

The analysis of the XRF measurements of Purple Heart showed that the elements promising for economic benefiting are: Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, and Bismuth

75.	Gold

The average concentration of Gold is 20.62 PPM. This could be explained as: Gold concentration in this mine ranges from 12.33 grams per ton (0.43 oz/ton) to 144.71 grams per ton (5.1 oz/ton).

76.	Titanium

The average concentration of Titanium is 4,260.93 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 75,731.84 grams per ton (2,671.37 oz/ton).

77.	Manganese

The average concentration of Manganese is 1,143.99 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 7,407.05 grams per ton (261.28 oz/ton).

78.	Iron

The average concentration of Iron is 48,898.01 PPM. This could be explained as: Iron concentration in this mine ranges from 494.43 grams per ton (17.44 oz/ton) to 766,655.63 grams per ton (2,7043.01 oz/ton).

79.	Arsenic

The average concentration of Arsenic is 40 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 494.41 grams per ton (17.44 oz/ton).

80.	Rubidium

The average concentration of Rubidium is 110.34 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 234.37 grams per ton (8.27 oz/ton).

81.	Strontium

The average concentration of Strontium is 227.30 PPM. This could be explained as: Strontium concentration in this mine ranges from 0 grams per ton to 675.75 grams per ton (23.84 oz/ton).

82.	Zirconium

The average concentration of Zirconium is 196.36 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 2,188.67 grams per ton (77.2 oz/ton).

83.	Niobium

The average concentration of Niobium is 14.33 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 131.78 grams per ton (4.65 oz/ton).

84.	Bismuth

The average concentration of Bismuth is 24.45 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 175.87 grams per ton (6.2 oz/ton).

●	Local Infrastructure

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

●	Property Infrastructure

There is no developed infrastructure on this property.

Mine 9 – Blackmoor

Distribution of Gold
(Au)
Excavation at 200 feet
nm wash
FEET

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Blackmoor Mine Property located in Buckhorn, New Mexico, in Grant County.

●	The Indicated/Unproven/Estimated Gross gold resources are 1,324,363.81 oz based on projected 200 feet excavation. It should be noted that due to the topography and vegetation, many sample locations were difficult to access and mapping software was used to model much of this claim.

●	Property Description and Ownership

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

The general course of this claim is East and West, and it is situated in the SW quarter of Section 3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico. This claim is 1,500 feet in length and 600 feet in width. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in an Easterly direction to the East end line and approximately 300 feet in a Westerly direction to the West end line. The claim excludes any and all patented mining claims and Federal Highways located within said boundaries. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 3, Township 18S, Range 17W, New Mexico Meridian, Grant County, New Mexico. This claim encompasses portions of the following quarter section (s), Township (s) and Range (s); NW 1/4 of SW 1/4 and NE 1/4 of SW 1/4 of S3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico. More specifically, the locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SW corner of this claim is 1,775 feet North and 0 feet East of the SW corner of Section 3, T18S, R17W.

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
36 28 000
36 27 000
33
34
4
3
9
10
5088
5000
4400
Adobe Spring
Spring
Wild
4800
5200
5427
Ramsey Saddle
Canyon
Prospect
5400
Wild H
Mes
5703
Buzzard Tank
BLACKMOOR MINE
Buzzard Bay
Blackmoor Mine
4WD
South
Adit
5408
Purple Heart Mine
Purple Heart Tank
Fork
5421
4WD
Canyon
Prospects
Little
5601
5400
1:15000 scale
Universal Transverse Mercator (UTM) Projection Zone 12
North American Datum of 1983
1000 meter UTM / USNG / MGRS
Grid Zone Designation: 12S
100,000-m Squares YB
Miles
Kilometers
Magnetic declination of 7E at center of map on March 17, 2011

108°35'45"
108°35'30"
108°35'15"
32°46'15"
32°46'
Canyon
Prospect
5427
Buzzard
Tank
BLACKMOOR MINE
Buzzard
Bay
3
Blackmoor
Mine
4WD
5408
810
1:6000 scale

Universal Transverse Mercator (UTM) Projection Zone 12
North American Datum of 1983
100 meter UTM / USNG / MGRS
Grid Zone Designation: 12S
100,000-m Squares: YB

Magnetic declination of 7E at center of map on March 17, 2011

BLACKMOOR MINE
Legend
BLACKMOOR MINE
BLACKMOOR MINE
32.768848, -108.595274
32.768819, -108.590393
32.767197, -108.595263
32.767173, -108.590384
Google Earth
N
1000 ft

●	Location and Access

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

●	Regional Geology

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

●	Property Geology

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

●	Mineralization

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

●	Previous Exploration Work

The Blackmoor Mine is one of the original mines in the Black Hawk District. Reportedly one of the larger producers of gold, silver, nickel and cobalt, more than 25,000 tons of ore have been attributed to this large operation.

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Sampling and Analysis

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

●	XRF Survey

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

85.	Gold

The average concentration of Gold is 23.99 PPM. This could be explained as: Gold concentration in this mine ranges from 13.51 grams per ton (0.48 oz/ton) to 98.33 grams per ton (3.47 oz/ton).

86.	Titanium

The average concentration of Titanium is 2070.42 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 8,399.82 grams per ton (296.3 oz/ton).

87.	Manganese

The average concentration of Manganese is 1,749.42 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 14,692.93 grams per ton (1,274.27 oz/ton).

88.	Iron

The average concentration of Iron is 35,385.19 PPM. This could be explained as: Iron concentration in this mine ranges from 4,080.41 grams per ton (143.93 oz/ton) to 128,393.46 grams per ton (4,528.95 oz/ton).

89.	Arsenic

The average concentration of Arsenic is 55.86 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 381.36 grams per ton (13.45 oz/ton).

90.	Rubidium

The average concentration of Rubidium is 97.11 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 154.57 grams per ton (5.45 oz/ton).

91.	Strontium

The average concentration of Strontium is 221.71 PPM. This could be explained as: Strontium concentration in this mine ranges from 0 grams per ton to 755.28 grams per ton (26.64 oz/ton).

92.	Zirconium

The average concentration of Zirconium is 168.16 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 356.85 grams per ton (12.59 oz/ton).

93.	Niobium

The average concentration of Niobium is 9.47 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 31.47 grams per ton (1.11 oz/ton).

94.	Hafnium

The average concentration of Hafnium is 79.18 PPM. This could be explained as: Hafnium concentration in this mine ranges from 0 grams per ton to 536.75 grams per ton (18.93 oz/ton).

95.	Bismuth

The average concentration of Bismuth is 21.26 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 61.96 grams per ton (2.19 oz/ton).

●	Local Infrastructure

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

●	Property Infrastructure

There is no developed infrastructure on this property.

Mine 10 – New River Mine

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the New River Mine Property located in Laz Paz, Laz Paz County, Arizona.

●                    The Indicated/Unproven/Estimated Gross gold resources are 1,195,828.49 oz based on projected 200 feet excavation.

●	Property Description and Ownership

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

Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” wooden posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 20, Township 7N, Range 16W, Gila Salt River Meridian, La Paz County Arizona and this claim encompasses portions of the following quarter section (s), Township (s) and Range (s); SW 1/4 of SE 1/4 and NW 1/4 of SE 1/4 of Section 20, T7N, R16W, Gila Salt River Meridian, La Paz County Arizona. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SE corner of this claim is 0 feet north and 2,040 feet west of the SW corner of Section 20, T7N, R16W.

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

Lode Mining Claim, NEW RIVER MINE, Gila Salt River Meridian, La Paz County, AZ

113.96667° W
113.95000° W
WGS84 113.93333° W
33.95000° N
33.93333° N
33.91667° N
BOUSE
Unnamed Street
4WD
Prospect
Prospects
Mines
Mine
Adit
18
17
16
19
20
21
30
31
29
72
Map created with TOPO!® ©2010 National Geographic; ©2007 Tele Atlas,
MILES
FEET
KILOMETERS
METERS
TN MN
11°
02/07/19

NEW RIVER
33.932824°, -113.948751°
33.932825°, -113.946761°
33.928707°, -113.946761°
33.928707°, -113.948741°
Google Earth
Legend
Bouse
Bouse Airport
Bouse RV Park
Desert Pueblo RV Resort
NEW RIVER MINE
N
1000 ft

●	Location and Access

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

●	Regional Geology

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

●	Property Geology

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

●	Mineralization

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

Mineralization is very varied and consists of the following:

1.	Major gold placer deposits in washes from erosion of numerous quartz veins and veinlets in metamorphic rocks;

2.	Spotty, partly oxidized copper and gold mineralization with minor lead and zinc, and with quartz, and iron and manganese oxides in irregular fault and fracture veins in metamorphosed Mesozoic sediments, probably Cretaceous shale, sandstone, conglomerate, and limestone; Precambrian metamorphics, and Cretaceous or Tertiary volcanics, with intrusions of Laramide diorite and granite;

3.	Manganese oxides in irregular, lenticular bodies and veinlets with variable amounts of iron oxides, calcite, barite, gypsum, and traces of beryllium along fracture and breccia zones in Cretaceous or Tertiary andesitic volcanics;

4.	Barite and fluorite in veins along faults and fractures in Cretaceous or Tertiary volcanic flows and agglomerates;

5.	Spotty pods and stringers of copper, lead, and zinc minerals with silver and minor gold, and with associated iron and manganese, in faulted Paleozoic limestone blocks and in irregular veins in Cretaceous or tertiary andesite volcanics cut by Laramide quartz monzonite intrusives;

6.	Gold and silver ores in irregular veins along fractures and fault zones associated with quartz stringers and Laramide diorite and granite porphyry dikes in Mesozoic schist;

7.	Sporadic scheelite in quartz veinlets in carcareous Mesozoic schist close to Laramide granitic intrusives;

8.	Irregular, impure iron oxides, usually associated with manganese, in contact metamorphic deposits in Paleozoic limestone beds close to intrusives;

9.	Bentonite clay in probable lakebed sediments; and

10.	Minor chrysoprase in stringers in rhyolite. Some chrysoprase has been mined and sold for gem material.

●	Previous Exploration Work

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

The only relatively modem mining activity of commercial scale in the district was an attempt by the Loma Grande Mining Company to recover gold values from low grade ore mined by an open pit near the old Little Butte Mine. The cyanide leaching operation failed in 1960 (Jemmett, 1966). Relics of this operation, including large steel cyanidation vats, are still in evidence. At the time of Jemmett’s study the Dutchman mine was being worked at a very small scale for free gold which was sold as specimens (Jemmett, 1966). Total production from the district then, had been estimated by Keith et al. (1983) at 346,000 lbs. Cu,; 5,000 oz. Au; 25,000 lbs. Pb; and 7,000 oz. Ag from approximately 7,500 tons of ore.

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Sampling and Analysis

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

●	XRF Survey

The analysis of the XRF measurements of New River Mine showed that the elements promising for economic benefiting are: Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth

96.	Gold

The average concentration of Gold is 29.39 PPM. This could be explained as: Gold concentration in this mine ranges from 13.25 grams per ton (0.47 oz/ton) to 874.81 grams per ton (30.86 oz/ton).

97.	Titanium

The average concentration of Titanium is 1,939.13 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 14,639.32 grams per ton (516.39 oz/ton).

98.	Manganese

The average concentration of Manganese is 19,862.40 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 474,867.78 grams per ton (16,750.49 oz/ton).

99.	Iron

The average concentration of Iron is 28,501.85 PPM. This could be explained as: Iron concentration in this mine ranges from 2,387.72 grams per ton (84.22 oz/ton) to 357,399.41 grams per ton (12,606.91 oz/ton).

100.	Arsenic

The average concentration of Arsenic is 169.39 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 3,173.09 grams per ton (111.93 oz/ton).

101.	Rubidium

The average concentration of Rubidium is 149.56 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 319.8 grams per ton (11.28 oz/ton).

102.	Strontium

The average concentration of Strontium is 240.66 PPM. This could be explained as: Strontium concentration in this mine ranges from 60.16 grams per ton (2.12 oz/ton) to 1,886.27 grams per ton (66.54 oz/ton).

103.	Zirconium

The average concentration of Zirconium is 186.91 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 540.46 grams per ton (19.06 oz/ton).

104.	Niobium

The average concentration of Niobium is 15.11 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 26.68 grams per ton (0.94 oz/ton).

105.	Bismuth

The average concentration of Bismuth is 18.54 PPM. This could be explained as: Bismuth concentration in this mine ranges from 0 grams per ton to 302.93 grams per ton (10.69 oz/ton).

●	Local Infrastructure

The Plomosa district is approximately 45 kilometers (29 miles) southeast of Parker, Arizona and immediately (5km / 3mi) west of the small community of Bouse. The population is adequate to provide a skilled work force. Electricity is available, but it is likely that additional electrical capacity would need to be added to accommodate modern mining activities.

●	Property Infrastructure

There is no developed infrastructure on this property.

ITEM 3 LEGAL PROCEEDINGS

NONE.

ITEM 4 MINE SAFETY DISCLOSURES

The Company has not commenced operations and therefore not required to provide the information required by this Item 4.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the company is not traded on any public market. On March 21, 2017, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof which became automatically effective 60 days thereafter. On November 18, 2020, the Company filed an amended Form 8k and Schedule 13G to properly disclose the Purchase and Merger Agreement of September 17, 2019 and the resulting ownership of 113,333,333 shares of common stock by Jimmy Ramirez and 20,000,000 shares of common stock by Franklin Ogele respectively reflecting 85% and 15% ratio ownership of the issued and outstanding.

We believe that such reporting status will permit the Company to qualify its shares for quotation on the OTCQB or other secondary markets for which its common shares may then qualify, although we can provide no assurances that we will be successful in this endeavor (See “Risk Factors”). The Company intends to apply for quotations of its common stock on the OTCQB.

Holders

As of December 31, 2020, there were an aggregate of 133,333,333 shares of common stock issued and outstanding held by Jimmy Ramirez and Franklin Ogele collectively.

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

Recent Sales of Unregistered Securities

a) Common Stock

During the year ended December 31, 2020, the Company issued no shares of common stock. On September 30, 2020 the Company issued 113,333,333 common stock to Jimmy Ramirez and 20,000,000 shares of common stock to Franklin Ogele to reflect the terms and ratio of ownership of the Company per the September 17, 2019 Share Purchase and Merger Agreement.

b) Stock To be Issued

NONE.

Purchases of Equity Security by the Issuer and Affiliated Purchasers

None; not applicable.

ITEM 6 SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)           Liquidity and Capital Resources.

We are an exploration stage company focused on developing our business in the mineral exploration sector. Our principal business objective for the next twelve (12) months will be to continue to develop our business plan in this sector.

As of December 31, 2020, we had cash on hand of $115 and current liabilities of $230,028. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2020. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities. During the fiscal year ended December 31, 2020, net cash used in operating activities was $(20,475) compared with ($129,462) used in operating activities for the fiscal year ended December 31, 2019. The cash flow used in operating activities in the fiscal year ended December 31, 2020 was primarily the result of incurred operating losses. The cash flow used in operating activities in the fiscal year ended December 31, 2020 was primarily the result of incurred operating losses.

Net cash used in investing activities. During the fiscal year ended December 31, 2020, net cash used in investing activities was $Nil compared with $Nil used in investing activities for the fiscal year ended December 31, 2019.

Net cash provided by financing activities. During the fiscal year ended December 31, 2020, net cash provided by financing activities was $19,590 compared with $130,462 provided by financing activities for the fiscal year ended December 31, 2019.

(b)           Results of Operations.

Comparison of Fiscal Year Ended December 31, 2020 to Fiscal Year Ended December 31, 2019

We did not earn any revenues during the fiscal year ended December 31, 2020 and December 31, 2019. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees. The Company executed a promissory note for $150,052 as professional fee with CJHx4 Consulting for conducting investigation of the mineral resources of the ten (10) mines and preparation of the National Instrument 43-101 Report for year ended December 31, 2020; there was $130,462 such fee for year ended December 31, 2019.

Exploration Expenses. Exploration expenses for December 31, 2020 and December 31, 2019 was $Nil.

General and Administrative Expenses. General and administrative expenses for December 31, 2020 and December 31, 2019 was $Nil.

Professional Fees. Professional fees for December 31, 2020 was $53,957 and December 31, 2019 was $130,462.

Interest Expense. Interest expense for December 31, 2020 and December 31, 2019 was $Nil.

Depreciation. Depreciation expenses for December 31, 2020 and December 31, 2019 was $Nil.

Loss on Disposal of Mineral Rights. The loss for December 31, 2020 and December 31, 2019 was $Nil.

Net loss. For the fiscal year ended December 31, 2020, we incurred a net loss of $(58,980) as compared to a net loss of $(138,518) for the fiscal year ended December 31, 2019. The increase in net loss was primarily a result of the Company’s lack of activity and the $150,052 expense for procuring the services of CJHx4 Consulting for conducting investigation of the mineral resources of the ten (10) mines and preparation of the National Instrument 43-101 Report.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Wall Street Acquisitions Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wall Street Acquisitions Corp (the “Company”) as of December 31, 2020, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

July 12, 2021

WALL STREET ACQUISITIONS CORPORATION
BALANCE SHEET

	As of December 31, 2020	As of December 31, 2019
ASSETS
Current Assets
Cash & Cash Equivalents	$115	$1,000
Non- Current Assets
Mining Claims	18,430	18,430

Total Assets	$18,545	$19,430

LIABILITIES AND SHAREHOLDERS DEFICIT
Current Liabilities
Due to Related Party	$67,018	$30,021
Promissory Note Payable	150,052	130,462
Accrued Expense	12,957	11,450
Total Liabilities	$230,028	$171,933

STOCKHOLDERS DEFICIT

Preferred Stock $0.0001 par value,
20,000,000 share authorized, not outstanding
Common Stock, 0.0001 par value, 20,000,000 authorized and issued as of December 31, 2018 &
600,000,000 authorized 133,333,333 issued and outstanding as of December 31, 2020	$13,333	$13,333
Additional Paid In Capital	(11,100)	(11,100)
Accumulated Deficit	(213,716)	(154,736)

Total Stock holder’s Deficit	$(211,483)	$(152,503)

Total Liabilities & Stockholders Deficit	$18,545	$19,430.00

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION
UNAUDITED STATEMENT OF OPERATIONS

	For the period ended
	31-Dec-20	31-Dec-19
Revenues	$—	—

Cost of Revenue	$—	—

Gross Profit	—	—

General & Administrative Expense	5,022	8,056
Professional Fee	53,957	130,462

Loss Before Income Taxes	(58,980)	(138,518)

Income Tax Expense	—	—

Net Loss	$(58,980)	(138,518)

Loss per Share- Basic & Diluted	(0.00044)	(0.00104)

Weighted Average Shares-
Basic and Diluted	133,333,333	133,333,333

The accompanying notes are an intergral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 01,2018 TO DECEMBER 31, 2020

	COMMON STOCK		ADDITIONAL PAID	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	DEFICIT

Balance as of January 1, 2018	20,000,000	2,000	(1,439)	(1,768)	(1,207)

Issuance of Common Stock	—	—	—	—	—

Capital Contribution	—	—	—	—	—

Net Loss	—	—	—	(14,450)	(14,450)

Balance as of December 31, 2018	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Balance as of January 1, 2019	20,000,000	2,000	(1,439)	(16,218)	(15,657)

Issuance of Common Stock	113,333,333	11,333	(9,661)	—	1,672

Capital Contribution	—	—	—	—	—

Net Loss				(138,518)	(138,518)

Balance as of December 31, 2019	133,333,333	13,333	(11,100)	(154,736)	(152,503)

Balance as of January 1, 2020	133,333,333	13,333	(11,100)	(154,736)	(152,503)

Issuance of Common Stock	—	—	—	—	—

Capital Contribution	—	—	—	—	—

Net Loss				(58,980)	(58,980)

Balance as of December 31, 2020	133,333,333	13,333	(11,100)	(213,716)	(211,483)

The accompanying notes are an intergral part of these financial statements

WALL STREET ACQUISITIONS CORPORATION
STATEMENT OF CASH FLOWS

	Period ended
	DECEMBER 31, 2020	DECEMBER 31, 2019

Net Loss	$(58,980)	$(138,518)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in Accrued Liabilities	$1,507	$2,000
Change in Due to related parties	$36,997	$7,056

Change in Promissory Note Recievable	$—	$—
Changes in Mines	$—	$—
Net Cash provided by (used in) operating activities	$(20,475)	$(129,461.78)

Cash Flows from Investing Activities	$—	$—

Change in Promissory Note Payable	$19,590	$130,462
Cash Flows from Financing Activities	$19,590	$130,462

Cash and cash equivalents, beginning of period	$1,000	$—

Cash and Cash equivalents, end of period	$115	$1,000

SUPPLEMENTAL DISCLOSURES
Issuance of common stock on merger	$—	$1,672.00
Assets Acquired	$—
- Promissory Note	$—	$2,000.00
- Mines	$—	$18,430.00
- Related Party Payable	$—	$(18,758.00)

The accompanying notes are an intergral part of these financial statements

Notes to Financial Statements

For the Year ended December 31, 2020

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

The Company has incurred a net loss of $58,980 for the year ended December 31, 2020, and an accumulated deficit of $213,716. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

There were no dilutive financial instruments for the years ended December 31, 2020 and 2019.

Recent Accounting Pronouncements

The below recent accounting pronouncements were adopted during the year ended December 31, 2020:

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

● In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, amended in November by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” which introduces the current expected credit losses model in the estimation of credit losses on financial instruments. This update is effective retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption being permitted for fiscal years beginning after December 15, 2018. The Company plans to adopt this ASU on January 1, 2023.

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

The Company continues to evaluate the impact of these ASU’s on its financial statements.

ITEM 4 Mineral Property Interest

				Acquisition
				Date by	Purchase
	Mines	Location	County	the Company	Amount

1	Yellow Aster Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$1,776.00

2	Fat Mules Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$770.00

3	Cobin	Tonopah, Nevada	Esmeralda	9/17/2019	$929.00

4	Jasper	Tonopah, Nevada	Esmeralda	9/17/2019	$3,316.00

5	Barracks Nine	Tonopah, Nevada	Esmeralda	9/17/2019	$1,100.00

6	Eclipse	Tonopah, Nevada	Esmeralda	9/17/2019	$1,501.00

7	Fortuna	Tonopah, Nevada	Esmeralda	9/17/2019	$1,625.00

8	Purple Heart	Buckhorn, New Mexico	Grant	9/17/2019	$1,439.00

9	Blackmoor	Buckhorn, New Mexico	Grant	9/17/2019	$2,025.00

10	New River	La Paz, Arizona	La Paz	9/17/2019	$3,950.00

	Total	As of December 31, 2020			$18,430.00

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

5. Advances From Stockholders

Advances from stockholders was $67,018 for December 31, 2020 and $30,021 for December 31, 2019.

6. Due On Mineral Rights Acquisitions

N/A

7. Income Taxes

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the year ended December 31, 2020 and December 31, 2019 is as follows:

	For year ended
	December 31, 2020	December 31, 2019
	$	$
Profit / (loss) from operations before income tax	(58,980)	(138,518)
Income tax rate	21%	21%
Income tax expense at the U.S Federal tax	(12,386)	(29,089)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	—	—
Other non-deductible expenses	—	—
Foreign rate differentials	—	—
State and local net of federal benefit	—	—
Valuation allowance	12,386	29,089
Income tax (benefit) / expenses	—	—

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

On December 31, 2020, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For year ended
	December 31, 2020	December 31, 2019
Deferred tax assets
Net income / (loss)	(58,980)	(138,518)
Deferred tax liability	—	—
Net deferred tax assets	(12,386)	(29,089)
Less: Valuation allowance	12,386	29,089
Deferred tax asset - net valuation allowance	—	—

As of December 31, 2020 the Company has an accumulated deficit or net operating loss carryover of approximately $213,716 available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2020 to December 31, 2020, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

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

NONE

d) Stock-Based Compensation

NONE

9. Related Party Transactions and Balances

The stockholders of the Company incurred $67,018 and $30,021 towards operating expenses on behalf of the Company for the year ended December 31, 2020 and December 31, 2019 respectfully; the stockholders will be reimbursed the amount in due course.

Payable to Related Parties:

	December 31,	December 31,
	2020	2019

Payable to Stockholders	$67,018	$30,021

Total Payable to Related Parties	$67,018	$30,021

10. Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2020 and 2018.

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

12. Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2020 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Jimmy Ramirez 4440 S. Piedras Drive #136 San Antonio, Texas 78228	61	President, CEO/Director (Principal Executive, Financial and Accounting Officer)
Franklin Ogele, Esq. One Gateway Center, 26th Fl Newark, New Jersey 07102	66	Vice President, CFO and Secretary

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

Nominees to the Board of Directors

During the Company’s 2020 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer year ended December 31, 2020 and December 31, 2019:

Summary Compensation Table

					Non-Equity
				Stock	Incentive	All Other
Name and Principal’s		Salary	Bonus	Option Awards	Plan Compensation	Compensation
Position	Period	$	$	$	$	$

Jimmy Ramirez	2020	0	0	0	0	0
Pres/Director	2019	0	0	0	0	0

Franklin Ogele, Snr	2020	0	0	0	0	0
VP/GC/CFO	2019	0	0	0	0	0

Mr. Ramirez and Mr. Ogele devote as many hours per week to manage the affairs of the Company at no salary.

Director Compensation

The following table sets forth director compensation for the period ended December 31, 2020 and December 31, 2019:

Name	Fees Earned Or Paid in Cash	Stock Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)

Jimmy Ramirez	-0-	-0-	-0-	-0-	-0-	-0-
Franklin Ogele	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements

NONE

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this Annual Report, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2020 Jimmy Ramirez and Franklin Ogele has advanced $51,852 and $15,166 respectively to the Company at zero interest and no term.

During its past five fiscal years, the Company has not had any promoters as defined in Rule 405 of the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to Wall Street Acquisitions Corp by its principal auditor during the calendar years ended December 31, 2020 and 2019:

Fee category	2020	2019
Audit Fees (1)	$10,000	$5,000
Audit – related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$10,000	$5,000

(1) Consists of fees for audit of the Company’s annual financial statements, the review of interim financial statements included in the Company’s quarterly reports, and the review of other documents filed with the Commission.

Audit fees - Consists of fees for professional services rendered by our principal auditor for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

PART IV

ITEM 15. EXHIBITS.

(a) Exhibits.

Exhibit	Description
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of our Chief Executive Officer and of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALL STREET ACQUISITIONS CORP.

Date:	July 12, 2021	By:	/s/ Jimmy Ramirez
Jimmy Ramirez
President, (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 12, 2021	By:	/s/ Franklin Ogele
Franklin Ogele
Vice President / Secretary, Chief Financial Officer (Principal Financial Officer) and Director