Form 10-Q
period 2021-06-30
WALL STREET ACQUISITIONS, Corp
filed 2022-03-17
CIK 1698832

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of ”large accelerated filer,” ”accelerated filer,” ”smaller reporting company,” and ”emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of June 30, 2021, there were 133,333,333 shares of common stock, par value $0.0001, issued and outstanding.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	3-6

Notes to Unaudited Condensed Financial Statements	7-17

WALL STREET ACQUISITIONS CORP

UNAUDITED BALANCE SHEET

ASSETS	As of June 30, 2021	As of December 31, 2020
Current Assets
Cash and Cash Equivalents	186	115
Non- Current Assets
Mining Claims	18,430	18,430
Total Assets	18,616	18,545

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Due to Related Party	67,018	67,018
Promissory Note Payable	150,052	150,052
Accrued Expenses	13,957	12,957
Total Liabilities	231,028	230,028

STOCKHOLDER’S EQUITY
Preferred Stock $0.0001 par value, 20,000,000 share authorized, not outstanding	—	—
Common Stock, 0.0001 par value, 20,000,000 authorized and issued as of December 31, 2018 600,000,000 authorized 133,333,333 issued and outstanding as of December 31, 2020	13,333	13,333
Additional Paid in Capital	5,500	(11,100)
Accumulated Deficit	(231,245)	(213,716)
Total Stockholder’s Equity	(212,412)	(211,483)

Total Liabilities and Stockholder’s Equity	18,616	18,545

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORP
UNAUDITED STATEMENT OF OPERATIONS

	Six months ended June 30
	2021	2020

Revenues	0	0
Cost of Revenue	0	0
Gross Profit	0	0

Professional Fee	17,400	5,860
Operating Expenses	129	760
Total Expenses	17,529	6,620

Loss Before Income Taxes	(17,529)	(6,620)

Income Tax Expense	0	0

Net Loss	(17,529)	(6,620)

Loss per share – Basic	(0.00013)	(0.00005)
Weighted Average Shares -
Basic and diluted	133,333,333	133,333,333

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORP
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For The Six Months ended JUNE 30, 2021

		COMMON STOCK	ADDITIONAL PAID IN	ACCUMULATED	TOTAL STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance as of January 1, 2019	20,000,000	2,000	(1,439)	(16,218)	(15,657)
Issuance of Common Stock	113,333,333	11,333	(9,661)		1,672
Capital Contribution			0
Net Loss				(138,518)	(138,518)
Balance as of December 31, 2019	133,333,333	13,333	(11,100)	(154,736)	(152,503)
Issuance of Common Stock		0			0
Capital Contribution	-		0
Net Loss				(58,980)	(58,980)
Balance as of December 31, 2020	133,333,333	13,333	(11,100)	(213,716)	(211,483)
Issuance of Common Stock		0			0
Capital Contribution	-		0
Net Loss				(1,060)	(1,060)
Balance as of March 31, 2021	133,333,333	13,333	(11,100)	(214,776)	(212,543)
Issuance of Common Stock					0
Capital Contribution	-	-	16,600
Net Loss				(16,469)	(16,469)
Balance at June 30, 2021	133,333,333	13,333	5,500	(231,245)	(212,412)

The accompanying notes are part of these financial statements

WALL STREET ACQUISITIONS CORP
UNAUDITED STATEMENT OF CASH FLOWS

	Six months ended June 30
	2021	2020
Net loss	(16,469)	(6,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Due to Related Party	0	7,980
Accrued Expenses	0	0

Net cash used in operating activities	(16,469)	1,360

CASH FLOWS FROM INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Stock	0	0
Proceeds from Owner Contribution	16,600	0
Net cash provided by financing activities	16,600	0

Net increase in cash and cash equivalents	131	1,360
Cash and cash equivalents beginning of period	55	1,000
Cash and cash equivalents end of period	186	2,360

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

The Company has incurred a net loss of $17,529 for the period ended June 30, 2021, and an accumulated deficit of $231,245. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

Asset Retirement Obligation

The Company’s mining and exploration activities will be subject to various federal and state laws and regulations governing the protection of the environment. The Company’s asset retirement obligation (“ARO”), which will consist of estimated future mine reclamation and closure costs, may increase or decrease significantly as a result of changes in regulations, mine plans, estimates, or other factors. Currently, the Company has no operating property. Therefore, no such property was recognized as a liability at fair value in the period incurred. Any such ARO, which is initially estimated based on discounted cash flow estimates, will be accreted to full value over time through charges to Accretion expense. Resultant ARO cost assets will be depreciated on a units-of-production method over the related long-lived asset’s useful life. The Company’s ARO will be adjusted annually, or more frequently at interim periods, if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs.

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

There were no dilutive financial instruments for the period ended June 30, 2021.

Recent Accounting Pronouncements

The below recent accounting pronouncements were adopted during the year ended December 31, 2019:

● ”Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09) was issued in May 2017. This update provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard was effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 did not have an impact on the Company’s financial statements.

● ”Statement of Cash Flows (Topic 230)” (“ASU 2016-15”) was issued during August 2016. ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows, Restricted Cash (Topic 230)” (“ASU 2016-18”), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 were both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. The amendments were applied using a retrospective transition method to each period presented. The adoption of ASU 2016-15 did not have an impact on the Company’s financial statements.

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

● ”Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” (“ASU 2017-09”) Issued in May 2017, ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect that the adoption of ASU 2017-09 will have a material impact on the Company’s financial statement.

● In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic: 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). FASB issued the update to modify the disclosure requirements in Topic 820. ASU 2018-07 will be effective for public companies for fiscal years beginning after December 15, 2018 including interim periods.

The Company continues to evaluate the impact of these ASU’s on its financial statements.

4. Mineral Property Interest

				Acquisition
				Date by	Purchase
	Mines	Location	County	the Company	Amount

1	Yellow Aster Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$1,776.00
2	Fat Mules Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$770.00
3	Cobin	Tonopah, Nevada	Esmeralda	9/17/2019	$929.00
4	Jasper	Tonopah, Nevada	Esmeralda	9/17/2019	$3,316.00
5	Barracks Nine	Tonopah, Nevada	Esmeralda	9/17/2019	$1,100.00
6	Eclipse	Tonopah, Nevada	Esmeralda	9/17/2019	$1,501.00
7	Fortuna	Tonopah, Nevada	Esmeralda	9/17/2019	$1,625.00
8	Purple Heart	Buckhorn, New Mexico	Grant	9/17/2019	$1,439.00
9	Blackmoor	Buckhorn, New Mexico	Grant	9/17/2019	$2,025.00
10	New River	La Paz, Arizona	La Paz	9/17/2019	$3,950.00

	Total as of June 30, 2021 and December 31 2020				$18,430.00

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

5. Advances from Stockholders

Advances from stockholders was $67,018 for the six months ended June 30, 2021 and $67,018 for year ended on December 31, 2020.

6. Due on Mineral Rights Acquisitions

N/A

7. Income Taxes

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended June 30, 2021 and June 30, 2020 is as follows:

	For six months ended
	June 30, 2021		June 30, 2020
	$		$
Profit / (loss) from operations before income tax		(17,529)		(6,620)
Income tax rate		21%		21%
Income tax expense at the U.S Federal tax		(3,681)		(1,390)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation		—		—
Other non-deductible expenses		—		—
Foreign rate differentials		—		—
State and local net of federal benefit		—		—
Valuation allowance		3,681		1,390
Income tax (benefit) / expenses		—		—

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

On June 30, 2021, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For six months ended
	June 30, 2021	June 30, 2020
Deferred tax assets
Net income / (loss)	(17,529)	(6,620)
Deferred tax liability	—	—
Net deferred tax assets	(3,681)	(1,390.20)
Less: Valuation allowance	3,681	1,390.20
Deferred tax asset - net valuation allowance	—	—

As of June 30, 2021 the Company has an accumulated deficit or net operating loss carryover of approximately $231,245 available to offset future income for income tax reporting purposes, out of which $231,245 will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2021 to June 30, 2021, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

PROMISSORY NOTES

As of June 30, 2021 and December 31, 2020 the Company has two promissory notes with a total balance of $150,052. The material terms of the promissory notes are as follows: 1) the Creditor is CJHx4 Consulting which provided theNational Reserve Estimate N. 1 43-101 Technical Report; 2) the loan is payable when the Company raises the funds as provided in the “Use of Proceeds” herein; and at zero interest.

8. Capital Stock

a) Common Stock

On September 30, 2019 the Company issued 113,333,333 common-stock to Jimmy Ramirez and 20,000,000 shares of common stock to Franklin Ogele to reflect the terms and ratio of ownership of the Company per the September 17, 2019 Share Purchase and Merger Agreement.

b) Stock To Be Issued

NONE

c) Preferred Stock

NONE

d) Stock-Based Compensation

NONE

9. Related Party Transactions and Balances

The stockholders of the Company incurred $17,529 and $58,980 respectively towards the operating expenses and professional fees on behalf of the Company for the period ended June 30, 2021 and December 31, 2020 respectively that will be reimbursed in due course. –

Payable to Related Parties:

	June 30, 2021	December 31, 2020
Payable to Franklin Ogele	$15,166	$15,166
Payable to Jimmy Ramirez	$51,852	$51,852
Payable to Related Parties	$67,018	$67,018

10. Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the period ended June 30, 2021 and December 31, 2020.

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

12. Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

WALL STREET ACQUISITIONS CORP

By: /s/ Jimmy Ramirez

President and Director

Dated: March 16, 2022

By: /s/ Franklin Ogele, Esq.

Vice President, Chief Financial Officer

Dated: March 16, 2022

