Form 10-Q
period 2021-09-30
WALL STREET ACQUISITIONS, Corp
filed 2022-03-18
CIK 1698832

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐  1TRANSITION REPORT UNDER SECTION 13 OR 15(d)

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

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☐ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☐

As of September 30, 2021, there were 133,333,333 shares of common stock, par value $0.0001, issued and outstanding.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	3-6

Notes to Unaudited Condensed Financial Statements	7-17

WALL STREET ACQUISITIONS CORP
UNAUDITED BALANCE SHEET

ASSETS	As of September 30, 2021	As of December 31, 2020
Current Assets
Cash and Cash Equivalents	136	115
Non- Current Assets
Mining Claims	18,430	18,430
Total Assets	18,566	18,545

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Due to Related Party	67,018	67,018
Promissory Note Payable	150,052	150,052
Accrued Expenses	13,957	12,957
Total Liabilities	231,028	230,028

STOCKHOLDER'S EQUITY
Preferred Stock $0.0001 par value,	—	—
20,000,000 share authorized, not outstanding
Common Stock, 0.0001 par value, 20,000,000 authorized
and issued as of December 31, 2018
600,000,000 authorized 133,333,333
issued and outstanding as of December 31, 2020	13,333	13,333
Additional Paid In Capital	7,820	(11,100)
Accumulated Deficit	(233,615)	(213,716)
Total Stockholder's Equity	(212,462)	(211,483)

Total Liabilities and Stockholder's Equity	18,566	18,545

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORP
UNAUDITED STATEMENT OF OPERATIONS

	For the nine months ended
	September 30, 2021	September 30, 2020

Revenues	0	0
Cost of Revenue	0	0
Gross Profit	0

Professional Fee	17,400	5,860
Operating Expenses	2,499	760
Total Expenses	19,899	6,620

Loss Before Income Taxes	(19,899)	(6,620)

Income Tax Expense	0

Net Loss	(19,899)	(6,620)

Loss per share – Basic	(0.00015)	(0.00005)
Weighted Average Shares -
Basic and diluted	133,333,333	133,333,333

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORP
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the nine months ended SEPTEMBER 30, 2021

		COMMON	ADDITIONAL		TOTAL
		STOCK	PAID IN	ACCUMULATED	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance as of January 1, 2019	20,000,000	2,000	(1,439)	(16,218)	(15,657)
Issuance of Common Stock	113,333,333	11,333	(9,661)		1,672
Capital Contribution			0
Net Loss				(138,518)	(138,518)
Balance as of December 31, 2019	133,333,333	13,333	(11,100)	(154,736)	(152,503)
Issuance of Common Stock		0			0
Capital Contribution			0
Net Loss				(58,980)	(58,980)
Balance as of December 31, 2020	133,333,333	13,333	(11,100)	(213,716)	(211,483)
Issuance of Common Stock		0			0
Capital Contribution			0
Net Loss				(1,060)	(1,060)
Balance as of March 31, 2021	133,333,333	13,333	(11,100)	(214,776)	(212,543)
Issuance of Common Stock					0
Capital Contribution			16,600
Net Loss				(16,469)	(16,469)
Balance at June 30, 2021	133,333,333	13,333	5,500	(231,245)	(212,412)
Issuance of Common Stock					0
Capital Contribution			2,320
Net Loss				(2,370)	(2,370)
Balance at September 30, 2021	133,333,333	13,333	7,820	(233,615)	(212,462)

The accompanying notes are part of these financial statements

WALL STREET ACQUISITIONS CORP
UNAUDITED STATEMENT OF CASH FLOWS

	For the nine months ended
	September 30, 2021	September 30, 2020
Net loss	(2,370)	(6,620)
Adjustments to reconcile net loss to net cash
used in operating activities:
Due to Related Party	0	7,980
Accrued Expenses	0	0

Net cash used in operating activities	(2,370)	1,360

CASH FLOWS FROM INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Stock	0	0
Proceeds from Owner Contribution	2,320	0
Net cash provided by financing activities	2,320	0

Net increase in cash and cash equivalents
Cash and cash equivalents beginning of period	186	1,000
Cash and cash equivalents end of period	136	2,360

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS, CORPORATION

Notes to Financial Statements

4.	Nature of Operations

Wall Street Acquisitions Corp (referred to herein as the "Company") was incorporated on December 2, 2016 in the State of Delaware.

The Company operates as a mineral exploration business headquartered at located at 4440 S. Piedras Drive, Suite 136, San Antonio, Texas 78228. Its principal business activity is the acquisition, exploration and development of mineral property interests in United States. The Company is considered to be in the exploration stage and substantially all of the Company's efforts are devoted to financing and developing these property interests.

The Company is the owner of titles and/or deeds to several mineral properties in Nevada, New Mexico and Arizona. There has been no determination whether the Company's interests in unproven mineral properties contain mineral reserves, which are economically recoverable. However, the Company engaged the services of CJHx4 Consulting of Brookside Village, TX, a geological consulting firm which conducted a study of our mining properties and produced The National Instrument 43-101 Report ('the "43-101 Report") which established presence of gold mineralization. Under SEC standards, mineralization may not be classified as a "reserve" unless determination has been made that the mineralization could be economically produced or extracted at the time of the reserve determination. The term "economically" as used in the SEC's New Mining Rules, means that profitable extraction or production has been established or analytically demonstrated in a feasibility study to be viable and justifiable under reasonable investment and market assumptions. The term "legally" as used in the New Mining Rules definition of reserves, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. Therefore, for a "reserve" to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a timeframe consistent with our current mine plans. In accordance with the New Mining Rules, the terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource" used in herein are defined in the New Mining Rules. We cannot classify the mineral resources as "reserves".

2. Going Concern

The financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $19,899 for the period ended September 30, 2021, and an accumulated deficit of $233,615. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company's ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

Asset Retirement Obligation

The Company's mining and exploration activities will be subject to various federal and state laws and regulations governing the protection of the environment. The Company's asset retirement obligation ("ARO"), which will consist of estimated future mine reclamation and closure costs, may increase or decrease significantly as a result of changes in regulations, mine plans, estimates, or other factors. Currently, the Company has no operating property. Therefore, no such property was recognized as a liability at fair value in the period incurred. Any such ARO, which is initially estimated based on discounted cash flow estimates, will be accreted to full value over time through charges to Accretion expense. Resultant ARO cost assets will be depreciated on a units-of-production method over the related long-lived asset's useful life. The Company's ARO will be adjusted annually, or more frequently at interim periods, if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs.

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

Fair Value of Financial Instruments

In accordance with ASC 820, Fair Value Measurement, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 –	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 –	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 -	Inputs to the valuation methodology are unobservable and significant to the fair value.

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

Stock-based Compensation

The Company accounts for Stock-Based Compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements measured based on the fair value of the equity or liability instruments issued, when granted in exchange for employee services.

Awards granted to non-employees fall under ASC 505-50 and are recognized based on the fair value of the goods or services received or the equity instruments, whichever is more reliable.

Net Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share pursuant ASC 260, Earnings Per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. The weighted average number of shares outstanding has been adjusted for the effects of stock dividends, stock splits, and reverse stock splits.

There were no dilutive financial instruments for the period ended September 30, 2021.

Recent Accounting Pronouncements

The below recent accounting pronouncements were adopted during the year ended December 31, 2019:

● "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting" (ASU 2017-09) was issued in May 2017. This update provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard was effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 did not have an impact on the Company's financial statements.

● "Statement of Cash Flows (Topic 230)" ("ASU 2016-15") was issued during August 2016. ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows, Restricted Cash (Topic 230)" ("ASU 2016-18"), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 were both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. The amendments were applied using a retrospective transition method to each period presented. The adoption of ASU 2016-15 did not have an impact on the Company's financial statements.

● In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities". This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The adoption of ASU 2016-01 did not have an impact on the Company's financial statements.

● In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic-10): Recognition and Measurement of Financial Assets and Financial Liabilities to clarify codification and to correct unintended application of the guidance. The Company adopted this pronouncement concurrently with the adoption of ASU 2016-01. The adoption of this update had no impact on the Company's financial statements.

The following are recent accounting pronouncements, which may have an impact on the Company's future financial statements:

● "Leases" (ASU 2016-02) was issued during February 2016. This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim periods beginning after December 15, 2018. The adoption of ASU 2016-02 will not have an impact on the Company's financial statements.

● In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", amended in November by ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments – Credit Losses," which introduces the current expected credit losses model in the estimation of credit losses on financial instruments. This update is effective retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption being permitted for fiscal years beginning after December 15, 2018. The Company plans to adopt this ASU on January 1, 2023.

● "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ("ASU 2017-09") Issued in May 2017, ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect that the adoption of ASU 2017-09 will have a material impact on the Company's financial statement.

● In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic: 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). FASB issued the update to modify the disclosure requirements in Topic 820. ASU 2018-07 will be effective for public companies for fiscal years beginning after December 15, 2018 including interim periods.

The Company continues to evaluate the impact of these ASU's on its financial statements.

4. Mineral Property Interest

				Acquisition
				Date by	Purchase
	Mines	Location	County	the Company	Amount

1	Yellow Aster Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$1,776.00
2	Fat Mules Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$770.00
3	Cobin	Tonopah, Nevada	Esmeralda	9/17/2019	$929.00
4	Jasper	Tonopah, Nevada	Esmeralda	9/17/2019	$3,316.00
5	Barracks Nine	Tonopah, Nevada	Esmeralda	9/17/2019	$1,100.00
6	Eclipse	Tonopah, Nevada	Esmeralda	9/17/2019	$1,501.00
7	Fortuna	Tonopah, Nevada	Esmeralda	9/17/2019	$1,625.00
8	Purple Heart	Buckhorn, New Mexico	Grant	9/17/2019	$1,439.00
9	Blackmoor	Buckhorn, New Mexico	Grant	9/17/2019	$2,025.00
10	New River	La Paz, Arizona	La Paz	9/17/2019	$3,950.00

	Total as of September 30, 2021 and December 31 2020				$18,430.00

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

5. Advances from Stockholders

Advances from stockholders was $67,018 as on September 30, 2021 and $67,018 as on December 31, 2020.

6. Due on Mineral Rights Acquisitions

N/A

7. Income Taxes

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company's reported income tax expense / (benefit) for the period ended September 30, 2021 and June 30, 2020 is as follows:

	For nine months ended
	September 30, 2021		September 30, 2020
	$		$
Profit / (loss) from operations before income tax		(19,899)		(6,620)
Income tax rate		21%		21%
Income tax expense at the U.S Federal tax		(4,179)		(1,390)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation		—		—
Other non-deductible expenses		—		—
Foreign rate differentials		—		—
State and local net of federal benefit		—		—
Valuation allowance		4,179		1,390
Income tax (benefit) / expenses		—		—

The ultimate realization of deferred tax assets depends primarily on the Company's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

On September 30, 2021, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For nine months ended
	September 30, 2021	September 30, 2020
Deferred tax assets
Net income / (loss)	(19,899)	(6,620)
Deferred tax liability	—	—
Net deferred tax assets	(4,179)	(1,390.20)
Less: Valuation allowance	4,179	1,390.20
Deferred tax asset - net valuation allowance	—	—

As of September 30, 2021 the Company has an accumulated deficit or net operating loss carryover of approximately $233,615 available to offset future income for income tax reporting purposes, out of which $233,615 will expire in various years through 2037, if not previously utilized. However, the Company's ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2021 to September 30, 2021, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

PROMISSORY NOTES

As of September 30, 2021 and December 31, 2020 the Company has two promissory notes with a total balance of $150,052. The material terms of the promissory notes are as follows: 1) the Creditor is CJHx4 Consulting which provided theNational Reserve Estimate N. 1 43-101 Technical Report; 2) the loan is payable when the Company raises the funds as provided in the "Use of Proceeds" herein; and at zero interest.

8. Capital Stock

a) Common Stock

On September 30, 2019 the Company issued 113,333,333 in common stock to Jimmy Ramirez and 20,000,000 shares of common stock to Franklin Ogele to reflect the terms and ratio of ownership of the Company per the September 17, 2019 Share Purchase and Merger Agreement.

b) Stock To Be Issued

NONE

c) Preferred Stock

NONE

d) Stock-Based Compensation

NONE

9. Related Party Transactions and Balances

The stockholders of the Company incurred $19,899 and $58,980 respectively towards the operating expenses and professional fees on behalf of the Company for the period ended September 30, 2021 and December 31, 2020 respectively that will be reimbursed in due course. –

Payable to Related Parties:

	March 31, 2021	December 31, 2020
Payable to Franklin Ogele	$15,166	$15,166
Payable to Jimmy Ramirez	$51,852	$51,852

Payable to Related Parties	$67,018	$67,018

10. Financial Instruments

Fair Values

The Company's financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the period ended September 30, 2021 and December 31, 2020.

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

Liquidity Risk

Liquidity risk is the risk that the Company's cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due.

Market Risk

Market risk is the risk that fluctuations in the market prices of minerals will impact the Company's future cash flows. The Company is exposed to market risk on the price of gold, which will determine its ability to build and achieve profitable operations, the amount of exploration and development work that the Company will be able to perform, and the number of financing opportunities that will be available. Management believes that it would be premature at this point to enter into any hedging or forward contracts to mitigate its exposure to specific market price risks.

11. Segmented reporting

The Company only has one reportable segment, its acquisition, exploration and development of mineral property interests in United States. All of the mineral properties are located in United States.

12. Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

WALL STREET ACQUISITIONS CORP

By:  /s/ Jimmy Ramirez

President and Director

Dated:  February 25, 2022

By:  /s/ Franklin Ogele, Esq.

Vice President, Chief Financial Officer

Dated:  February 25, 2022

