Form 10-K
period 2021-12-31
WALL STREET ACQUISITIONS, Corp
filed 2022-05-05
CIK 1698832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

c/o Jimmy Ramirez, 4440 S. Piedras Dr., Ste 136, San Antonio, TX 78228

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

 Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2021 cannot be determined because the shares are not actively traded on any public market.

As of December 31, 2021, the registrant had 133,333,333 shares of Common Stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference,” if any, is contained in Part IV, Item 15 of this Annual Report.

EXPLANATORY NOTE

NONE

WALL STREET ACQUISITIONS CORP

2021 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2021 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

(b) Business of Issuer.

Business Overview

We intend to devote substantially all of our efforts on establishing our business plan and continuing to grow our operations in the mineral exploration sector. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2021. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

Employees

As of December 31, 2021 we had no full-time employees and two part-time employees. We expect no significant changes in the number of our employees in the next twelve (12) months.

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

Our audited financial statements for the year ended December 31, 2021 were prepared assuming that we will continue our operations as a going concern. We were incorporated on July 10, 2009, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There is uncertainty regarding our ability to continue as a going concern, indicating the possibility that we may be required to curtail or discontinue our operations in the future. If we discontinue our operations, you may lose all of your investment.

We have an accumulated deficit of $(233,615) from our inception on December 2, 2016 to December 31, 2021 and have completed only the preliminary exploration stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. We anticipate that our current cash assets will be extinguished by December 31, 2021. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

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

Lode Mining Claim Fat Mule Flats, Tonopah Mining District, Esmeralda County, Nevada

117.28333° W
117.26667° W
117.25000° W
WGS84 117.23333° W
38.05000° N
38.03333° N
38.01667° N
Siebert Mtn
Mt Butler
Heller Butte
ESMERALDA CO
NYE CO
5642 T
5967 T
5720 T
5882 T
5630 T
5615 T
9
10
11
15
16
14
20
21
22
23
26
27
Prospects
NATIONAL GEOGRAPHIC
MILES
FEET
KILOMETERS
METERS
TN
MN
13°
07/10/13

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

1.	Gold

The average concentration of Gold is 15.29 PPM. This could be explained as: Gold concentration in this mine ranges from 9.24 grams per ton (0.33 oz/ton) to 26.14 grams per ton (0.92 oz/ton).

2.	Titanium

The average concentration of Titanium is 795.7 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 10,802.36 grams per ton (381.04 oz/ton).

3.	Manganese

The average concentration of Manganese is 959.36 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 18,361.68 grams per ton (647.69 oz/ton).

4.	Iron

 The average concentration of Iron is 21,034.74 PPM. This could be explained as: Iron concentration in this mine ranges from 0 grams per ton to 64,413.73 grams per ton (2272.13 oz/ton).

5.	Arsenic

The concentration of Arsenic is 20.19 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 93.67 grams per ton (3.3 oz/ton).

6.	Rubidium

The average concentration of Rubidium is 74.47 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 125.56 grams per ton (4.43 oz/ton).

7.	Strontium

The average concentration of Strontium is 74.47 PPM. This could be explained as: Strontium concentration in this mine ranges from 0 grams per ton to 1,385.08 grams per ton (48.86 oz/ton).

8.	Zirconium

The average concentration of Zirconium is 156.27 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 493.72 grams per ton (17.42 oz/ton).

9.	Niobium

The average concentration of Niobium is 16.81 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 35.21 grams per ton (1.24 oz/ton).

10.	Bismuth

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
6025
5802
6098
6308 T
6411 T
Prospects
R41E
19
20
30
31
29
Unnamed Street
TRAIL
Map created with TOPO! ©2010 National Geographic; ©2007 Tele Atlas
MILES
FEET
KILOMETERS
METERS
TN
MN
12½°
02/28/19
NATIONAL GEOGRAPHIC

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

1.	Gold

The average concentration of Gold is 16.23 PPM. This could be explained as: Gold concentration in this mine ranges from 9.62 grams per ton (0.34 oz/ton) to 43.19 grams per ton (1.52 oz/ton).

2.	Titanium

The average concentration of Titanium is 973.95 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 9,231.84 grams per ton (325.64 oz/ton).

3.	Manganese

The average concentration of Manganese is 935.11 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 36,124.91 grams per ton (1,274.27 oz/ton).

4.	Iron

The average concentration of Iron is 27,409.92 PPM. This could be explained as: Iron concentration in this mine ranges from 1,216.93 grams per ton (42.93 oz/ton) to 324,696.16 grams per ton (11,453.33 oz/ton).

5.	Arsenic

The average concentration of Arsenic is 25.84 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 407.24 grams per ton (14.36 oz/ton).

6.	Rubidium

The average concentration of Rubidium is 97.11 PPM. This could be explained as: Rubidium concentration in this mine ranges from 9.26 grams per ton (0.33 oz/ton) to 237.62 grams per ton (8.38 oz/ton).

7.	Strontium

The average concentration of Strontium is 317.53 PPM. This could be explained as: Strontium concentration in this mine ranges from 10.12 grams per ton (0.36 oz/ton) to 992.3 grams per ton (35 oz/ton).

8.	Zirconium

The average concentration of Zirconium is 111.36 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 268.85 grams per ton (9.48 oz/ton).

9.	Niobium

The average concentration of Niobium is 9.7 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 76.22 grams per ton (2.69 oz/ton).

10.	Hafnium

The average concentration of Hafnium is 121.66 PPM. This could be explained as: Hafnium concentration in this mine ranges from 0 grams per ton to 6,585.37 grams per ton (232.29 oz/ton).

11.	Bismuth

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

1.	Gold

The average concentration of Gold is 20.83 PPM. This could be explained as: Gold concentration in this mine ranges from 12.57 grams per ton (0.44 oz/ton) to 90.79 grams per ton (3.2 oz/ton).

2.	Titanium

The average concentration of Titanium is 2,811.30 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 10,438.72 grams per ton (368.22 oz/ton).

3.	Manganese

The average concentration of Manganese is 1,203.15 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 16,790.27 grams per ton (592.26 oz/ton).

4.	Iron

The average concentration of Iron is 37,510.99 PPM. This could be explained as: Iron concentration in this mine ranges from 1,325.3 grams per ton (46.75 oz/ton) to 131,471.27 grams per ton (4,637.52 oz/ton).

5.	Arsenic

The average concentration of Arsenic is 195.68 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 5475.13 grams per ton (193.13 oz/ton).

6.	Rubidium

The average concentration of Rubidium is 97.51 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 233.47 grams per ton (8.24 oz/ton).

7.	Strontium

The average concentration of Strontium is 411.72 PPM. This could be explained as: Strontium concentration in this mine ranges from 21.96 grams per ton (0.77 oz/ton) to 853.27 grams per ton (30.1 oz/ton).

8.	Zirconium

The average concentration of Zirconium is 161.78 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 372.46 grams per ton (13.14 oz/ton).

9.	Niobium

The average concentration of Niobium is 15.11 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 34.38 grams per ton (1.21 oz/ton).

10.	Bismuth

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

Lode Mining Claim, BARRACKS NINE MINE, Mount Diablo Meridian, Esmeralda County, NV

117.40000° W
117.38333° W
117.36667° W
WGS84 117.35000° W
37.98333° N
37.96667° N
37.95000° N
37.93333° N
32
33
34
35
5
4
3
2
8
9
10
11
17
16
Unnamed Street
TN
MN
12½°

NATIONAL GEOGRAPHIC

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

1.	Gold

The average concentration of Gold is 17.34 PPM. This could be explained as: Gold concentration in this mine ranges from 12.81 grams per ton (0.45 oz/ton) to 38.14 grams per ton (1.35 oz/ton).

2.	Titanium

The average concentration of Titanium is 3,050.25 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 21,668.04 grams per ton (764.32 oz/ton).

3.	Manganese

The average concentration of Manganese is 1,523.23 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 37,742.96 grams per ton (1,331.35 oz/ton).

4.	Iron

The average concentration of Iron is 33,287.72 PPM. This could be explained as: Iron concentration in this mine ranges from 3,742.81 grams per ton (132.02 oz/ton) to 145,415.23 grams per ton (5,129.38 oz/ton).

5.	Arsenic

The average concentration of Arsenic is 44.75 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 567.65 grams per ton (20.02 oz/ton).

6.	Rubidium

The average concentration of Rubidium is 97.59 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 281.74 grams per ton (9.94 oz/ton).

7.

The average concentration of Strontium is 388.07 PPM. This could be explained as: Strontium concentration in this mine ranges from 6.55 grams per ton (0.23 oz/ton) to 800.66 grams per ton (28.24 oz/ton).

8.	Zirconium

The average concentration of Zirconium is 214.53 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 898.38 grams per ton (31.69 oz/ton).

9.	Niobium

The average concentration of Niobium is 16.36 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 48.81 grams per ton (1.72 oz/ton).

10.	Bismuth

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

Lode Mining Claim Eclipse, Tonopah Mining District, Esmeralda County, Nevada

117.48333° W
117.46667° W
117.45000° W
WGS84 117.43333° W
37.96667° N
37.95000° N
37.93333° N
Spring
TRAIL
JEEP
HILLS
Discovery Monument
Corner Monument
End Line Monument
1,500 Feet
600'
5094
5800
Map created with TOPO! ©2010 National Geographic
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

1.	Gold

The average concentration of Gold is 37.92 PPM. This could be explained as: Gold concentration in this mine ranges from 13.18 grams per ton (0.46 oz/ton) to 383.86 grams per ton (13.54 oz/ton).

2.	Titanium

The average concentration of Titanium is 2,228.86 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 12,255.66 grams per ton (432.31 oz/ton).

3.	Manganese

The average concentration of Manganese is 4,774.47 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 57,601.07 grams per ton (2,031.82 oz/ton).

4.	Iron

The average concentration of Iron is 68,846.82 PPM. This could be explained as: Iron concentration in this mine ranges from 2,332.81 grams per ton (82.29 oz/ton) to 409,837.91 grams per ton (14,456.62 oz/ton).

5.	Arsenic

The average concentration of Arsenic is 1,482.46 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 35,962.79 grams per ton (1,268.55 oz/ton).

6.	Rubidium

The average concentration of Rubidium is 72.65 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 372.49 grams per ton (13.14 oz/ton).

7.	Strontium

The average concentration of Strontium is 168.86 PPM. This could be explained as: Strontium concentration in this mine ranges from 6.56 grams per ton (0.23 oz/ton) to 1,263.15 grams per ton (44.56 oz/ton).

8.	Zirconium

The average concentration of Zirconium is 281.91 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 1,022.55 grams per ton (36.07 oz/ton).

9.	Niobium

The average concentration of Niobium is13.65 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 45.3 grams per ton (1.6 oz/ton).

10.	Hafnium

The average concentration of Hafnium is 2,388.94 PPM. This could be explained as: Hafnium concentration in this mine ranges from 0 grams per ton to 26,444.78 grams per ton (932.81 oz/ton).

11.	Tungsten

The average concentration of Tungsten is 1,345.66 PPM. This could be explained as: Tungsten concentration in this mine ranges from 0 grams per ton to 18,504.34 grams per ton (652.72 oz/ton).

12.	Bismuth

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

Lode Mining Claim, FORTUNA MINE , Mount Diablo Meridian, Esmeralda County, NV

117.48333° W
117.46667° W
117.45000° W
WGS84 117.43333° W
37.98333° N
37.96667° N
37.95000° N
37.93333° N
Unnamed Street
Spring
TRAIL
JEEP
HILLS
Map created with TOPO! ©2010 National Geographic; ©2007 Tele Atlas, Rel.
NATIONAL GEOGRAPHIC
MILES
FEET
KILOMETERS
METERS
TN
MN
12½°
02/25/19

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

1.	Gold

The average concentration of Gold is 37.92 PPM. This could be explained as: Gold concentration in this mine ranges from 13.18 grams per ton (0.46 oz/ton) to 383.86 grams per ton (13.54 oz/ton).

2.	Titanium

The average concentration of Titanium is 2,228.86 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 12,255.66 grams per ton (432.31 oz/ton).

3.	Manganese

The average concentration of Manganese is 4,774.47 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 57,601.07 grams per ton (2,031.82 oz/ton).

4.	Iron

The average concentration of Iron is 68,846.82 PPM. This could be explained as: Iron concentration in this mine ranges from 2,332.81 grams per ton (82.29 oz/ton) to 409,837.91 grams per ton (14,456.62 oz/ton).

5.	Arsenic

The average concentration of Arsenic is 1,482.46 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 35,962.79 grams per ton (1,268.55 oz/ton).

6.	Rubidium

The average concentration of Rubidium is 72.65 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 372.49 grams per ton (13.14 oz/ton).

7.	Strontium

The average concentration of Strontium is 168.86 PPM. This could be explained as: Strontium concentration in this mine ranges from 6.56 grams per ton (0.23 oz/ton) to 1,263.15 grams per ton (44.56 oz/ton).

8.	Zirconium

The average concentration of Zirconium is 281.91 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 1,022.55 grams per ton (36.07 oz/ton).

9.	Niobium

The average concentration of Niobium is13.65 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 45.3 grams per ton (1.6 oz/ton).

10.	Hafnium

The average concentration of Hafnium is 2,388.94 PPM. This could be explained as: Hafnium concentration in this mine ranges from 0 grams per ton to 26,444.78 grams per ton (932.81 oz/ton).

11.	Tungsten

The average concentration of Tungsten is 1,345.66 PPM. This could be explained as: Tungsten concentration in this mine ranges from 0 grams per ton to 18,504.34 grams per ton (652.72 oz/ton).

12.	Bismuth

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

1.	Gold

The average concentration of Gold is 20.62 PPM. This could be explained as: Gold concentration in this mine ranges from 12.33 grams per ton (0.43 oz/ton) to 144.71 grams per ton (5.1 oz/ton).

2.	Titanium

The average concentration of Titanium is 4,260.93 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 75,731.84 grams per ton (2,671.37 oz/ton).

3.	Manganese

The average concentration of Manganese is 1,143.99 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 7,407.05 grams per ton (261.28 oz/ton).

4.	Iron

The average concentration of Iron is 48,898.01 PPM. This could be explained as: Iron concentration in this mine ranges from 494.43 grams per ton (17.44 oz/ton) to 766,655.63 grams per ton (2,7043.01 oz/ton).

5.	Arsenic

The average concentration of Arsenic is 40 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 494.41 grams per ton (17.44 oz/ton).

6.	Rubidium

The average concentration of Rubidium is 110.34 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 234.37 grams per ton (8.27 oz/ton).

7.	Strontium

The average concentration of Strontium is 227.30 PPM. This could be explained as: Strontium concentration in this mine ranges from 0 grams per ton to 675.75 grams per ton (23.84 oz/ton).

8.	Zirconium

The average concentration of Zirconium is 196.36 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 2,188.67 grams per ton (77.2 oz/ton).

9.	Niobium

The average concentration of Niobium is 14.33 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 131.78 grams per ton (4.65 oz/ton).

10.	Bismuth

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
FEET
nm wash

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
4
3
9
10
6088
5000
5200
Adobe Spring
Spring
Wild
4800
5427
Ramsey Saddle
Canyon
Prospect
5400
Wild
Mes
5703
Buzzard Tank
BLACKMOOR MINE
Buzzard Bay
Blackmoor Mine
4WD
Adit
5408
Purple Heart Mine
Purple Heart Tank
South
Fork
5421
Canyon
Little
Prospects
5601
1:15000 scale
Universal Transverse Mercator (UTM) Projection Zone 12
North American Datum of 1983
1000 meter UTM / USNG / MGRS
Grid Zone Designation: 12S
100,000 m Square: VB

108°35'45"
108°35'30"
108°35'15"
32°46'15"
32°46'
5427
Canyon
Prospect
Buzzard Tank
3
BLACKMOOR MINE
Bay
Blackmoor Mine
4WD
5408
Universal Transverse Mercator (UTM) Projection Zone 12
North American Datum of 1983

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

1.	Gold

The average concentration of Gold is 23.99 PPM. This could be explained as: Gold concentration in this mine ranges from 13.51 grams per ton (0.48 oz/ton) to 98.33 grams per ton (3.47 oz/ton).

2.	Titanium

The average concentration of Titanium is 2070.42 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 8,399.82 grams per ton (296.3 oz/ton).

3.	Manganese

The average concentration of Manganese is 1,749.42 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 14,692.93 grams per ton (1,274.27 oz/ton).

4.	Iron

The average concentration of Iron is 35,385.19 PPM. This could be explained as: Iron concentration in this mine ranges from 4,080.41 grams per ton (143.93 oz/ton) to 128,393.46 grams per ton (4,528.95 oz/ton).

5.	Arsenic

The average concentration of Arsenic is 55.86 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 381.36 grams per ton (13.45 oz/ton).

6.	Rubidium

The average concentration of Rubidium is 97.11 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 154.57 grams per ton (5.45 oz/ton).

7.	Strontium

The average concentration of Strontium is 221.71 PPM. This could be explained as: Strontium concentration in this mine ranges from 0 grams per ton to 755.28 grams per ton (26.64 oz/ton).

8.	Zirconium

The average concentration of Zirconium is 168.16 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 356.85 grams per ton (12.59 oz/ton).

9.	Niobium

The average concentration of Niobium is 9.47 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 31.47 grams per ton (1.11 oz/ton).

10.	Hafnium

The average concentration of Hafnium is 79.18 PPM. This could be explained as: Hafnium concentration in this mine ranges from 0 grams per ton to 536.75 grams per ton (18.93 oz/ton).

11.	Bismuth

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

Lode Mining Claim, NEW RIVER MINE, Gila Salt River Meridian, La Paz County, AZ

113.96667° W 113.95000° W WGS84 113.93333° W

33.95000° N

33.93333° N

33.91667° N

B O U S E
Unnamed Street
Prospect
Mines
Mine
4WD
Adit
16
17
18
19
20
21
28
30
31
72
Map created with TOPO! ©2010 National Geographic; ©2007 Tele Atlas

113.96667° W 113.95000° W WGS84 113.93333° W

NATIONAL GEOGRAPHIC

MILES

FEET

KILOMETERS

METERS

TN MN 11°

02/07/19

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

1.	Gold

The average concentration of Gold is 29.39 PPM. This could be explained as: Gold concentration in this mine ranges from 13.25 grams per ton (0.47 oz/ton) to 874.81 grams per ton (30.86 oz/ton).

2.	Titanium

The average concentration of Titanium is 1,939.13 PPM. This could be explained as: Titanium concentration in this mine ranges from 0 grams per ton to 14,639.32 grams per ton (516.39 oz/ton).

3.	Manganese

The average concentration of Manganese is 19,862.40 PPM. This could be explained as: Manganese concentration in this mine ranges from 0 grams per ton to 474,867.78 grams per ton (16,750.49 oz/ton).

4.	Iron

The average concentration of Iron is 28,501.85 PPM. This could be explained as: Iron concentration in this mine ranges from 2,387.72 grams per ton (84.22 oz/ton) to 357,399.41 grams per ton (12,606.91 oz/ton).

5.	Arsenic

The average concentration of Arsenic is 169.39 PPM. This could be explained as: Arsenic concentration in this mine ranges from 0 grams per ton to 3,173.09 grams per ton (111.93 oz/ton).

6.	Rubidium

The average concentration of Rubidium is 149.56 PPM. This could be explained as: Rubidium concentration in this mine ranges from 0 grams per ton to 319.8 grams per ton (11.28 oz/ton).

7.	Strontium

The average concentration of Strontium is 240.66 PPM. This could be explained as: Strontium concentration in this mine ranges from 60.16 grams per ton (2.12 oz/ton) to 1,886.27 grams per ton (66.54 oz/ton).

8.	Zirconium

 The average concentration of Zirconium is 186.91 PPM. This could be explained as: Zirconium concentration in this mine ranges from 0 grams per ton to 540.46 grams per ton (19.06 oz/ton).

9.	Niobium

The average concentration of Niobium is 15.11 PPM. This could be explained as: Niobium concentration in this mine ranges from 0 grams per ton to 26.68 grams per ton (0.94 oz/ton).

10.	Bismuth

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the company is not traded on any public market. On March 21, 2017, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof which became automatically effective 60 days thereafter. On November 18, 2021, the Company filed an amended Form 8k and Schedule 13G to properly disclose the Purchase and Merger Agreement of September 17, 2019 and the resulting ownership of 113,333,333 shares of common stock by Jimmy Ramirez and 20,000,000 shares of common stock by Franklin Ogele respectively reflecting 85% and 15% ratio ownership of the issued and outstanding.

We believe that such reporting status will permit the Company to qualify its shares for quotation on the OTCQB or other secondary markets for which its common shares may then qualify, although we can provide no assurances that we will be successful in this endeavor (See “Risk Factors”). The Company intends to apply for quotations of its common stock on the OTCQB.

Holders

As of December 31, 2021, there were an aggregate of 133,333,333 shares of common stock issued and outstanding held by Jimmy Ramirez and Franklin Ogele collectively.

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

Recent Sales of Unregistered Securities

a) Common Stock

During the year ended December 31, 2021, the Company issued no shares of common stock. On September 30, 2021 the Company issued 113,333,333 common stock to Jimmy Ramirez and 20,000,000 shares of common stock to Franklin Ogele to reflect the terms and ratio of ownership of the Company per the September 17, 2019 Share Purchase and Merger Agreement.

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

As of December 31, 2021, we had cash on hand of $241 and current liabilities of $231,028. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2021. There is no assurance that we will be able to achieve revenues sufficient to become profitable.

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

Net cash used in operating activities. During the fiscal year ended December 31, 2021, net cash used in operating activities was $(18,899) compared with ($20,475) used in operating activities for the fiscal year ended December 31, 2020. The cash flow used in operating activities in the fiscal year ended December 31, 2021 was primarily the result of incurred operating losses. The cash flow used in operating activities in the fiscal year ended December 31, 2021 was primarily the result of incurred operating losses.

Net cash used in investing activities. During the fiscal year ended December 31, 2021, net cash used in investing activities was $Nil compared with $Nil used in investing activities for the fiscal year ended December 31, 2020.

Net cash provided by financing activities. During the fiscal year ended December 31, 2021, net cash provided by financing activities was $19,025 compared with $19,590, provided by financing activities for the fiscal year ended December 31, 2020.

(b) Results of Operations.

Comparison of Fiscal Year Ended December 31, 2021 to Fiscal Year Ended December 31, 2020

We did not earn any revenues during the fiscal year ended December 31, 2021 and December 31, 2020. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Consulting Fees. The Company executed a promissory note for $150,052 as professional fee with CJHx4 Consulting for conducting investigation of the mineral resources of the ten (10) mines and preparation of the National Instrument 43-101 Report for year ended December 31, 2020; as of December 31, 2021 the face amount of the promissory note remains $150,052.

Exploration Expenses. Exploration expenses for December 31, 2021 and December 31, 2019 was $Nil.

General and Administrative Expenses. General and administrative expenses for December 31, 2021 is $2,499 and December 31, 2020 was $5,022.

Professional Fees. Professional fees for December 31, 2021 was $17,400 and December 31, 2020 was $53,957.

Interest Expense. Interest expense for December 31, 2021 and December 31, 2020 was $Nil.

Depreciation. Depreciation expenses for December 31, 2021 and December 31, 2020 was $Nil.

Loss on Disposal of Mineral Rights. The loss for December 31, 2021 and December 31, 2020 was $Nil.

Net loss. For the fiscal year ended December 31, 2021, we incurred a net loss of $(19,899) as compared to a net loss of $(58,980) for the fiscal year ended December 31, 2020. The decrease in net loss was primarily a result of the Company’s lack of activity.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Wall Street Acquisitions Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wall Street Acquisitions Corp as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

May 2, 2022

WALL STREET ACQUISITIONS CORP
AUDITED BALANCE SHEET

ASSETS	As of December 31, 2021	As of December 31, 2020
Current Assets
Cash and Cash Equivalents	241	115
Non- Current Assets
Mining Claims	18,430	18,430
Total Assets	18,671	18,545

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Due to Related Party	67,018	67,018
Promissory Note Payable	150,052	150,052
Accrued Expenses	13,957	12,957
Total Liabilities	231,028	230,028

STOCKHOLDER’S EQUITY
Preferred Stock $0.0001 par value, 20,000,000 shares authorized, not outstanding	—	—
Common Stock, 0.0001 par value, 20,000,000 authorized and issued as of December 31, 2018 600,000,000 authorized 133,333,333 issued and outstanding as of December 31, 2020	13,333	13,333
Additional Paid-in-Capital	7,925	(11,100)
Accumulated Deficit	(233,615)	(213,716)
Total Stockholder’s Equity	(212,357)	(211,483)

Total Liabilities and Stockholder’s Equity	18,671	18,545

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORP
AUDITED STATEMENT OF OPERATIONS

	For the years ended
	December 31, 2021	December 31, 2020

Revenues	0	0
Cost of Revenue	0	0
Gross Profit	0	0

Professional Fee	17,400	53,958
License Fee	0	0
Operating Expenses	2,499	5,022
Total Expenses	19,899	58,980

Loss Before Income Taxes	(19,899)	(58,980)

Income Tax Expense	0	0

Net Loss	(19,899)	(58,980)

Loss per share – Basic	(0.00015)	(0.00044)
Weighted Average Shares -
Basic and diluted	133,333,333	133,333,333

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITIONS CORP
AUDITED STATEMENT OF CASH FLOWS

	For the years ended
	December 31, 2021	December 31, 2020
Net loss	(19,899)	(58,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Due to Related Party	0	36,997
Accrued Expenses	1,000	1,507

Net cash used in operating activities	(18,899)	(20,475)

CASH FLOWS FROM INVESTING ACTIVITIES
	0	0
Net cash used in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Stock	0	0
Change in Promissory Note Payable		19,590
Proceeds from Owner Contribution	19,025	0
Net cash provided by financing activities	19,025	19,590

Net increase in cash and cash equivalents	126	(885)
Cash and cash equivalents beginning of period	115	1,000
Cash and cash equivalents end of period	241	115

The accompanying notes are an integral part of these financial statements

AUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND TWELVE MONTHS ENDED DECEMBER 31, 2021

		COMMON	ADDITIONAL		TOTAL
		STOCK	PAID IN	ACCUMULATED	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance at January 1, 2019	20,000,000	2,000	(1,439)	(16,218)	(15,657)
Issuance of Common Stock	113,333,333	11,333	(9,661)		1,672
Capital Contribution			0
Net Loss	—	—	—	(138,518)	(138,518)
Balance at December 31, 2019	133,333,333	13,333	(11,100)	(154,736)	(152,503)
Issuance of Common Stock		0			0
Capital Contribution			0
Net Loss	—	—	—	(58,980)	(58,980)
Balance at December 31, 2020	133,333,333	13,333	(11,100)	(213,716)	(211,483)
Issuance of Common Stock		0			0
Capital Contribution			0
Net Loss	—	—	—	(1,060)	(1,060)
Balance at March 31, 2021	133,333,333	13,333	(11,100)	(214,776)	(212,543)
Issuance of Common Stock					0
Capital Contribution			16,600
Net Loss	—	—	—	(16,469)	(16,469)
Balance at June 30, 2021	133,333,333	13,333	5,500	(231,245)	(212,412)
Issuance of Common Stock					0
Capital Contribution			2,320
Net Loss	—	—	—	(2,370)	(2,370)
Balance at September 30, 2021	133,333,333	13,333	7,820	(233,615)	(212,462)
Issuance of Common Stock					0
Capital Contribution			105
Net Loss	—	—	—	0	0
Balance at December 31, 2021	133,333,333	13,333	7,925	(233,615)	(212,357)

The accompanying notes are part of these financial statements

Notes to Financial Statements

For the Year ended December 31, 2021

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

The Company has incurred a net loss of $19,899 for the year ended December 31, 2021, and an accumulated deficit of $233,615). As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

An impairment of mine is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral properties over its estimated fair value.

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage and has not commenced any operations. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established.

When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. The Company assesses the carrying costs of the capitalized mineral properties for impairment under ASC 360-10, “Impairment of long-lived assets”, and evaluates its carrying value under ASC 930-360, “Extractive Activities - Mining”, annually.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed.

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

There were no dilutive financial instruments for the years ended December 31, 2021 and 2020.

Recent Accounting Pronouncements

The below recent accounting pronouncements were adopted during the year ended December 31, 2021:

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

The Company continues to evaluate the impact of these ASU’s on its financial statements.

4.       Mineral Property Interest

				Acquisition
				Date by	Purchase
	Mines	Location	County	the Company	Amount

1	Yellow Aster Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$1,776.00

2	Fat Mules Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$770.00

3	Cobin	Tonopah, Nevada	Esmeralda	9/17/2019	$929.00

4	Jasper	Tonopah, Nevada	Esmeralda	9/17/2019	$3,316.00

5	Barracks Nine	Tonopah, Nevada	Esmeralda	9/17/2019	$1,100.00

6	Eclipse	Tonopah, Nevada	Esmeralda	9/17/2019	$1,501.00

7	Fortuna	Tonopah, Nevada	Esmeralda	9/17/2019	$1,625.00

8	Purple Heart	Buckhorn, New Mexico	Grant	9/17/2019	$1,439.00

9	Blackmoor	Buckhorn, New Mexico	Grant	9/17/2019	$2,025.00

10	New River	La Paz, Arizona	La Paz	9/17/2019	$3,950.00

	Total	As of December 31, 2021			$18,430.00

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

5. Advances From Stockholders

Advances from stockholders was $67,018 for December 31, 2021 and $67,018 for December 31, 2020.

6. Due On Mineral Rights Acquisitions

N/A

7. Income Taxes

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the year ended December 31, 2021 and December 31, 2019 is as follows:

	For year ended
	December 31, 2021	December 31, 2020
	$	$
Profit / (loss) from operations before income tax	(19,899)	(58,980)
Income tax rate	21%	21%
Income tax expense at the U.S Federal tax	(4,179)	(12,386)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	—	—
Other non-deductible expenses	—	—
Foreign rate differentials	—	—
State and local net of federal benefit	—	—
Valuation allowance	4,179	12,386
Income tax (benefit) / expenses	—	—

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

On December 31, 2021, Company has no unrecognized tax benefits.

 The significant components of deferred tax assets and liabilities are as follows:

	For year ended
	December 31, 2021	December 31, 2020
Deferred tax assets
Net income / (loss)	(19,899)	(58,980)
Deferred tax liability	—	—
Net deferred tax assets	(4,179)	(12,386)
Less: Valuation allowance	4,179	12,386
Deferred tax asset - net valuation allowance	—	—

As of December 31, 2021 the Company has an accumulated deficit or net operating loss carryover of approximately $19,899 available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2021 to December 31, 2021, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

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

NONE

d) Stock-Based Compensation

NONE

9. Related Party Transactions and Balances

The stockholders of the Company advanced $67,018 and $67,018 towards operating expenses on behalf of the Company for the year ended December 31, 2021 and December 31, 2021 respectfully; the stockholders will be reimbursed the amount in due course.

Payable to Related Parties:

	December 31,	December 31,
	2021	2020

Payable to Stockholders	$67,018	$67,018

Total Payable to Related Parties	$67,018	$67,018

10. Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2021 and 2020.

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

12. Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2021 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Jimmy Ramirez 4440 S. Piedras Drive #136 San Antonio, Texas 78228	62	President, CEO/Director (Principal Executive, Financial and Accounting Officer)
Franklin Ogele, Esq. One Gateway Center, 26th Fl Newark, New Jersey 07102	67	Vice President, CFO and Secretary

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

Involvement in Certain Legal Proceedings of Our Executive Officers and Directors

Franklin Ogele was the President of Phoenix Realty, Inc. and a Member of Summit Terminal LLC which sought Chapter 11 Bankruptcy protection in 2019 in regard to certain real estate transaction. Phoenix Realty, Inc. had provided corporate guarantee in connection with the purchase by Summit Terminal LLC of certain property in Myrtle Beach, South Carolina. Phoenix Realty, Inc. and Summit Terminal LLC, sought protection under Chapter 11 of the Bankruptcy Code to protect the equity in the property. See In Re: Phoenix Realty, Inc./ Summit Terminal LLC, United States Bankruptcy Court, District of New Jersey, See In Re Phoenix Realty, Inc., and In Re: Summit Terminal LLC Docket Nos. 19-23949 (SLM) and 19-2394, United States Bankruptcy Court, District of New Jersey, dismissed and refiled as In Re: In the Matter of Summit Terminal LLC, United States Bankruptcy Court, District of South Carolina, Docket No. 20-00093-jw. The matter was closed on March 6, 2020.

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

With the exception of the above disclosure, during the last five years, (i) no petition under the federal bankruptcy laws or any state insolvency law has been filed by or against any Company executive officer or director, or any person nominated to become a Company director, nor has any receiver, fiscal agent or similar officer been appointed by a court for (a) the business or property of such person, (b) any partnership in which he was general partner at or within two years before the time of such filing, or (c) any corporation or business association of which he was an executive officer at or within two years before the time of such filing and (ii) neither any Company executive officer or director, nor any person nominated to become a Company director: (a) has been convicted in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding, in each case, traffic violations and minor offenses); (b) has been the subject of an entry of an order, judgment, or decree, not subsequently reversed, suspended, or vacated, by a court of competent jurisdiction, that permanently enjoined, barred, suspended, or otherwise, his involvement in any type of business, securities, commodities, or banking activities; (c) the subject of a finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission or a state securities regulator of a violation of U.S. federal or state securities or commodities trading laws, which finding or judgment has not been reversed, suspended or vacated; (d) the subject of an order by a self-regulatory organization that permanently or temporarily barred, suspended, or otherwise limit his/their involvement in any type of business or securities activities; or (e) a disqualified person under Rule 262, Rule 505(b)(2)(iii), and Rule 506(d)(2)(ii) under the Securities Act.

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

Nominees to the Board of Directors

During the Company’s 2021 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer year ended December 31, 2021 and December 31, 2020:

Summary Compensation Table

					Non-Equity
				Stock	Incentive	All Other
Name and Principal’s		Salary	Bonus	Option Awards	Plan Compensation	Compensation
Position	Period	$	$	$	$	$

Jimmy Ramirez	2021	0	0	0	0	0
Pres/Director	2020	0	0	0	0	0

Franklin Ogele, Esq.	2021	0	0	0	0	0
VP/GC/CFO	2020	0	0	0	0	0

Mr. Ramirez and Mr. Ogele devote as many hours as possible per week to manage the affairs of the Company at no salary.

Director Compensation

The following table sets forth director compensation for the period ended December 31, 2021 and December 31, 2020:

Name	Fees Earned Or Paid in Cash	Stock Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)

Jimmy Ramirez	-0-	-0-	-0-	-0-	-0-	-0-
Franklin Ogele	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2021 Jimmy Ramirez and Franklin Ogele has advanced $51,852 and $ 15,166 respectively to the Company at zero interest and no term.

During its past five fiscal years, the Company has not had any promoters as defined in Rule 405 of the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to Wall Street Acquisitions Corp by its principal auditor during the calendar years ended December 31, 2021 and 2020:

Fee category	2021	2020
Audit Fees (1)	$10,000	$10,000
Audit – related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$10,000	$10,000

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

WALL STREET ACQUISITIONS CORP.

Date:	May 2, 2022	By:	/s/ Jimmy Ramirez
Jimmy Ramirez
President, (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 2, 2022	By:	/s/ Franklin Ogele
Franklin Ogele
Vice President / Secretary, Chief Financial Officer (Principal Financial Officer) and Director