Form 10-Q
period 2022-03-31
WALL STREET ACQUISITIONS, Corp
filed 2022-08-01
CIK 1698832

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Check whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of ”large, accelerated filer,” ”accelerated filer,” ”smaller reporting company,” and ”emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of March 31, 2022, there were 133,333,333 shares of common stock, par value $0.0001, issued, and outstanding.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	2-5

Notes to Unaudited Condensed Financial Statements	6-17

WALL STREET ACQUISITIONS CORP
Balance Sheet

	As of
	March 31, 2022	December 31, 2021
ASSETS
Cash and Cash Equivalents	224	241
Mining claims	18,430	18,430

Total assets	18,654	18,671

LIABILITIES AND NET ASSETS

Liabilities:
Due to Related Party	67,018	67,018
Promissory Note Payable	150,052	150,052
Accounts payable	54,000	0
Accrued Expenses	13,957	13,957
Total short-term liabilities	285,028	231,028

	0
Total long-term liabilities	0	0

Total liabilities	285,028	231,028

Owners’ Equity
Preferred Stock $0.0001 par value, 20,000,000 share authorized, not outstanding	0
Common Stock, 0.0001 par value, 20,000,000 authorized and issued as of December 31, 2018 600,000,000 authorized 133,333,333 issued and outstanding as of March 31, 2022	13,333	13,333
Additional Paid In Capital	14,115	7,925
Accumulated Deficit	(293,822)	(233,615)
Total owners’ equity	(266,374)	(212,357)

Total liabilities and owners’ equity	18,654	18,671

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS CORP
Statements of Operations
For the three-month period ended:

	March 31, 2022	March 31, 2021
REVENUES
Service Revenue	—	—
Total Revenues	—	—

Cost of revenue	—	—
Gross Profit	—	—

OPERATING EXPENSES
General & Administrative Expenses	207	—
Professional Fees	60,000	—
License Fee	—	—

Total expenses	60,207	—

Net profit (loss) from operations	(60,207)	—

Loss per share – Basic	(0.00045)	0.00000
Weighted Average Shares-Basic and Diluted	133,333,333	133,333,333

The accompanying notes are an integral part of these financial statements.

Statement of Changes in Owners' Equity

WALL STREET ACQUISITIONS CORP

For the three-month period ended March 31, 2022

	SHARES	AMOUNT	CAPITAL	Deficit	Total

Balance at December 31, 2021	133,333,333	13,333	7,925	(233,615)	(212,357)
Issuance of Common Stock	—	—	—	—	—
Capital Contribution	—	—	6,190	—	6,190
Net Loss	—	—	—	(60,207)	(60,207)
Balance at March 31, 2022	133,333,333	13,333	14,115	(293,822)	(266,374)

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS CORP
Statements of Cash Flows
For the three-month period ended March 31, 2022

Cash flows from operating activities:
Net income (loss)	$(60,207)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase) decrease in operating assets:
Prepaid Expenses	—

Increase (decrease) in operating liabilities:
Due to related party	—
Accounts Payable	54,000

Net cash provided by (used in) operating activities	(6,207)

Cash flows from investing activities:

Net cash provided by (used in) investing activities	—

Cash flows from financing activities:
Proceeds from Issuance of Stock	—
Change in Promissory Note Payable	—
Proceeds from Owner Contribution	6,190
Net cash provided by (used in) financing activities	6,190

Net increase (decrease) in cash	(17)

Cash:
Beginning of year	241

End of year	$224

The accompanying notes are an integral part of these financial statements.

WALL STREET ACQUISITIONS, CORPORATION

Notes to Financial Statements

1. Nature of Operations

Wall Street Acquisitions Corp (referred to herein as the “Company”) was incorporated on December 2, 2016 in the State of Delaware.

The Company operates as a mineral exploration business headquartered at located at 4440 S. Piedras Drive, Suite 136, San Antonio, Texas 78228. Its principal business activity is the acquisition, exploration, and development of mineral property interests in United States. The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

The Company is the owner of titles and/or deeds to several mineral properties in Nevada, New Mexico, and Arizona. There has been no determination whether the Company’s interests in unproven mineral properties contain mineral reserves, which are economically recoverable. However, the Company engaged the services of CJHx4 Consulting of Brookside Village, TX, a geological consulting firm which conducted a study of our mining properties and produced The National Instrument 43-101 Report (‘the “43-101 Report”) which established presence of gold mineralization. Under SEC standards, mineralization may not be classified as a “reserve” unless determination has been made that the mineralization could be economically produced or extracted at the time of the reserve determination. The term “economically” as used in the SEC’s New Mining Rules, means that profitable extraction or production has been established or analytically demonstrated in a feasibility study to be viable and justifiable under reasonable investment and market assumptions. The term “legally” as used in the New Mining Rules definition of reserves, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. Therefore, for a “reserve” to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a timeframe consistent with our current mine plans. In accordance with the New Mining Rules, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource” used in herein are defined in the New Mining Rules. We cannot classify the mineral resources as “reserves.”

2. Going Concern

The financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operation.

The Company has incurred a net loss of $60,207 for the period ended March 31, 2022, and an accumulated deficit of $266,374. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

Asset Retirement Obligation

The Company’s mining and exploration activities will be subject to various federal and state laws and regulations governing the protection of the environment. The Company’s asset retirement obligation (“ARO”), which will consist of estimated future mine reclamation and closure costs, may increase, or decrease significantly as a result of changes in regulations, mine plans, estimates, or other factors. Currently, the Company has no operating property. Therefore, no such property was recognized as a liability at fair value in the period incurred. Any such ARO, which is initially estimated based on discounted cash flow estimates, will be accreted to full value over time through charges to Accretion expense. Resultant ARO cost assets will be depreciated on a units-of-production method over the related long-lived asset’s useful life. The Company’s ARO will be adjusted annually, or more frequently at interim periods, if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs.

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

There were no dilutive financial instruments for the period ended March 31, 2022.

Recent Accounting Pronouncements

The below recent accounting pronouncements were adopted during the year ended December 31, 2019:

● ”Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09) was issued in May 2017. This update provides clarity and reduces both diversity in practice, cost, and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard was effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 did not have an impact on the Company’s financial statements.

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

5. Advances from Stockholders

Advances from stockholders was $67,018 as on March 31, 2022 and $67,018 as on December 31, 2021.

6. Due On Mineral Rights Acquisitions

N/A

7. Income Taxes

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended March 31, 2022 and March 31, 2021 is as follows:

	For three months ended
	March 31, 2021	March 31, 2021
	$	$
Profit / (loss) from operations before income tax	(60,207)	(0)
Income tax rate	21%	21%
Income tax expense at the U.S Federal tax	(12,643)	(0)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	—	—
Other non-deductible expenses	—	—
Foreign rate differentials	—	—
State and local net of federal benefit	—	—
Valuation allowance	12,643	0
Income tax (benefit) / expenses	—	—

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

On March 31, 2022, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For three months ended
	March 31, 2021	March 31, 2021
Deferred tax assets
Net income / (loss)	(60,207)	(0)
Deferred tax liability	—	—
Net deferred tax assets	(12,643)	(0)
Less: Valuation allowance	12,643	0
Deferred tax asset - net valuation allowance	—	—

As of March 31, 2022 the Company has an accumulated deficit or net operating loss carryover of approximately $293,822 available to offset future income for income tax reporting purposes, out of which $293,822 will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2022 to March 31, 2022, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

PROMISSORY NOTES

As of March 31, 2022 and December 31, 2021 the Company has two promissory notes with a total balance of $150,052. The material terms of the promissory notes are as follows: 1) the Creditor is CJHx4 Consulting which provided theNational Reserve Estimate N. 1 43-101 Technical Report; 2) the loan is payable when the Company raises the funds as provided in the “Use of Proceeds” herein; and at zero interest.

8. Capital Stock

a) Common Stock

On September 30, 2019, the Company issued 113,333,333 common stock to Jimmy Ramirez and 20,000,000 shares of common stock to Franklin Ogele to reflect the terms and ratio of ownership of the Company per the September 17, 2019 Share Purchase and Merger Agreement.

b) Stock To Be Issued

NONE

c) Preferred Stock

NONE

d) Stock-Based Compensation

NONE

9. Related Party Transactions and Balances

The stockholders of the Company advanced $67,018 and $67,018 towards operating expenses on behalf of the Company for the period ended March 31, 12022 and December 31, 2021 respectively; the stockholders will be reimbursed the amount in due course.

10. Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the period ended March 31, 2022 and December 31, 2021.

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

11. Segmented reporting

The Company only has one reportable segment, its acquisition, exploration, and development of mineral property interests in United States. All of the mineral properties are located in United States.

12. Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

WALL STREET ACQUISITIONS CORP

By: /s/ Jimmy Ramirez
President and Director
Dated: July 5, 2022

By: /s/ Franklin Ogele, Esq.
Vice President, Chief Financial Officer
Dated: July 5, 2022