Form 10-K/A
period 2021-12-31
WALL STREET ACQUISITIONS, Corp
filed 2022-08-11
CIK 1698832

Amended No. 1 of Form 10-K as filed with the Securities and Exchange Commission.

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

WALL STREET ACQUISITIONS CORP

2021 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2021 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Government Regulation and Standards

There are several governmental regulations that materially restrict the exploration for minerals and the extraction of minerals and any related mining activities in the United States. The Company will be subject to the mining laws and regulations in force in the United States (as well as any other jurisdiction wherein a future-acquired property is located). In order to comply with applicable regulations, the Company may be required to obtain work permits, post bonds, and perform remediation work for any physical disturbance to land.

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

We are a mineral exploration business in the exploration stage, with no experience in the market, and failure to successfully compensate for this inexperience may adversely impact our operations and financial position.

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

As a mineral exploration business, in a highly competitive industry. We have little operating history, few substantial tangible assets, no customer base, and no revenue to date. This makes it difficult to evaluate our future performance and prospects. Our prospectus must be considered in light of the risks, expenses, delays and, difficulties frequently encountered in establishing a business in a depressed industry characterized by intense competition, including:

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

Our success and ability to compete depend in large part upon protecting our mineral property rights. We rely on a combination of fund-raising deferred financing to protect our property rights. The steps we have taken may not be sufficient to prevent the expiration of these rights.

We may face costly claims against our mineral property rights, the result of which would decrease the amount of cash we would anticipate to operate and complete our business plan.

We anticipate that from time to time we could receive communications from third parties asserting that they have certain property rights. If anticipated claims arise, we will evaluate their merits. Any claims brought by third parties could result in protracted and costly litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our property rights or to defend us against claims by others. Any litigation could have a material adverse effect on our business, financial condition, and results of operations.

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

The potential profitability of mineral ventures depends in part upon factors beyond our control and even if we discover and exploit mineral deposits, we may never become commercially viable, and we may be forced to cease operations.

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

Mineral exploration and development activities are subject to various laws, regulations and policies governing prospecting, mine development, mineral production, removal, and transport of natural resources, as well as discharge of materials into the environment. Mining activities are also subject to various regulations regarding taxation, import and export, labor standards, occupational health standards, safety standards, waste disposal, toxic substances, land use, water use, environmental protection, and other matters.

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

The OTCQB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCQB is not an issuer listing service, market, or exchange. Although the OTCQB does not have any listing requirements per se, to be eligible for quotation on the OTCQB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. If no market is ever developed for our common stock, our stockholders will have difficulty selling their shares. In such a case, stockholders may find that they are unable to achieve any benefit from their investment or liquidate their shares without considerable delay, if at all.

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

Our Articles of Incorporation currently does not authorize the issuance of shares of preferred stock with designations, rights, and preferences; however, the Bylaws of the Company does authorize the Company to issue preferred shares as determined from time to time by our directors. Accordingly, our directors are empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company.

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

EXPLORATION PLANS APPLICABLE TO ALL OUR MINES

The Company’s project is broken down into 4 phases: Planning, implementation, production, and closure. The Company is currently in the planning phase where conceptual studies have been conducted and pre-feasibility studies are underway. Currently the Company has topographic maps, preliminary maps displaying claim boundaries, purchased claims, conducted site visits, and started geologic studies by conducting surface samples and mapping of major structures along with surface deposits of 23 minerals. Research and press releases by offset mines and historical geological findings have been reviewed and incorporated into the decision making. The next step will be a feasibility study where more field data will be collected, analyzed, and used to move to the next phase of the project. Design a safe, environmentally sound, and economically viable plan for the extraction of minerals. The Implementation phase will take all previously assembled data and finalize all previous plans before construction begins. Equipment will be purchased, and processing plant will be built and tested. During the Production phase ore will be processed commercially. Staff will be ramped up and improvements will be made to the process as data is collected. During the closure phase all environmental concerns will be addressed before abandonment.

Initial plans include drilling a minimum of 8 bore holes to collect core samples to a depth of 400’. The projected timeline will be 12 months from initial funding to allow for permitting, construction of drill pads and the drilling of core. Analysis of samples will take an additional 3 months and will be conducted by multiple groups. Just Refiners Inc will analyze core samples and develop an efficient and economic system for mineral extraction. Just Refiners (USA) Inc was incorporated in 1993. Just Refiners is situated in Sparks, Nevada and is currently expanding into processing spent carbon in house. The main core of Just Refiners is to provide a service to the mining industry by receiving, preparing, sampling, and processing their by-product materials. CJHx4 Consulting will have geologist oversee coring program and log core. CJHx4 Consulting was established in 2014 and has assisted clients in both mining and hydrocarbon exploration. Two independent assay labs will be used to compare core samples. Drilling will be conducted by Boart Longyear with over 130 years in the drilling industry. The coring project is budgeted at $2.5M and will include all 10 claims in the Tonopah, NV mining district.

After completion of the coring project, an additional 2 years will be spent updating geologic database, improving geologic models, and collecting geotechnical data from core samples for use in mine design. Environmental Studies and permitting will take 24 months with an expected costs of $200,000. Additional resources will be used for equipment planning and optimization. A centralized facility would be optimal due to close proximity of claims. Geologic work will be carried out by CJHx4 Consulting, other work will be carried out by various engineering firms on an as needed basis. Estimated budget is $1,800,000. The exploration will be funded from the proceeds of 3,000,000 shares of common stock offering which Form S-1 registration is currently pending before the SEC.

Once all feasibility studies have been completed, the Company will move to the implementation phase and work on final mine design and begin construction. The timeline and budget of this will depend on results from the feasibility studies conducted in the planning phase and exploratory drilling. Due to the size, cost of processing equipment and layout the cost are expected to be high. Lastly the mines will move into the production phase and start operations.

SAMPLING PROCEDURES APPLICABLE TO ALL OUR MINES

Samples were analyzed using a Niton XL3T 980 GOLDD+ XRF, Serial #55948 that was calibrated by Thermo Scientific on April 5, 2019. Samples were taken on 100 ft grid spacing vs 100M used in conventional Greenfields Exploration technics over the entire surface where safe to do so for each of the claims. At the start of each day and periods where the gun was off for more than 30 minutes the XRF was recalibrated using self-calibration then checked against a check sample with 1.25 Cr and .5 Mo. Additional calibrations were performed periodically throughout the day as altitude varied more than 1,000’ and/or temperatures changed more than 20 degrees Fahrenheit using a check sample with 1.25 Cr and .5 Mo. The XRF was primarily used by a technical staff with prior XRF field experience. Sample collection was conducted with direct supervision by Mr. Corey Holton who has over 12 years working with both fixed and handheld XRF machines within the lab and field environments. Mr. Holton worked on the RUFF database from 2009-2010 in its infancy analyzing thousands of mineral compositions by XRF and XRD in a lab setting building a Spectro database. Samples were prepared in the following manner for rock faces of outcrops fresh surfaces were exposed using a rock hammer and the XRF was placed perpendicular to the face and a minimum of 30 seconds of data collection were taken to increase the accuracy of the readings. For areas where only quaternary alluvium was present holes were dug at a minimum depth of 6 inches below the surface to eliminate windblown deposits and uv altered samples. Sample materials were gathered pulverized and sampled for a minimum of 30 seconds. If any single sample was significantly different than surrounding data multiple samples were taken and averaged for the given sample location. If a sample was an extreme outlier or determined to be a false reading it was removed from the analysis. The XRF and tools were cleaned using alcohol pads between each sample location to minimize contamination between samples. Spectrographs were created for each sample and are included in Appendix C of the NI 43-101 Technical Report. XRF sampling is often used in exploration and is rapid compared to assay with a maximum error of 20%, although calibration and longer analysis times have proven to be 98% accurate as compared to assay analysis. All gross numbers presented in the NI 43-101 Technical Report were further reduced by 25% from original sample values. The XRF has been used in labs and the field for more than two decades and has shown that if used properly can have highly accurate results. Cross contamination has been shown to occur in both traditional assay and XRF therefore proper cleaning and preparation of each sample is critical. Mineral Resource and Ore Reserve Estimation – The AusIMM Guide to Good Practice (2nd Ed) speaks to the reliability and validity of portable X-ray fluorescence spectrometry data. During the past 10 years the sample databases for XRF have improved resulting in a greater acceptance of XRF data for reserve studies.

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points, it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology. The output maps with their full analysis are shown in the following section.

Mine 1 – Yellow Aster

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found the Yellow Aster Mine Property located in Tonopah, Nevada in Nye County.

●	The Probable Gross Gold Reserves are 2,214,249.62 oz based on projected 200 feet excavation.

●	Property Description and Ownership

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

The location monument on which this notice is posted is situated within Section 28, Township 3N, Range 42E, Mount Diablo Meridian, Nye County Nevada and this claim encompasses portions of the following quarter section (s), Township (s), and Range (s); NE 1/4 of NE 1/4, and SE 1/4 of NE 1/4 Section 28, T3N, R42E, Mount Diablo Meridian, Nye County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: NE corner of this claim is 300 Feet West and 55 Feet South of the NE corner of Section 28, T3N, R42E, thence heads due South for 1,500 feet to the SE corner of this claim, thence due West for 600 feet to the SW corner of this claim, thence due North for 1,500 feet to the NW corner of this claim, thence due East 600 feet to the place of beginning, the NE corner.

WSA Gold & Minerals, Inc. acquired a 100% undivided, transferable interest in Serial No. NMC1186294 in the NE Quarter of Section 28, Township 3N, Range 42E, Mount Diablo Meridian, Esmeralda County, Nevada from Gateway Gold & Minerals, Inc.

Yellow Aster Mine

Serial Number	Lead Serial Number	Claim Name	County	Disposition	Case Type	Last Assessment	Location Date	Meridian Township Range Section	Subdivision
NMC1186294	NMC1186292	YELLOW ASTER MINE	NYE	ACTIVE	LODE	2020	01/03/2019	21 0030N 0420E 028	NE

●	Location and Access

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

To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites, and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings. None of the Cambrian or Precambrian rocks outcrop in the immediate Tonopah area but fragments of these lithologies are present in volcanic breccias locally, so it is believed they form the basement of the volcanic complex.

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

George Wingfield, a 24-year-old poker player when he arrived in Tonopah, played poker, and dealt faro in the town saloons. Once he had a small bankroll, he talked Jack Carey, owner of the Tonopah Club, into taking him in as a partner and to file for a gaming license. In 1903, miners rioted against Chinese workers in Tonopah, which spurred a boycott in China of U.S. goods. By 1904, after investing his winnings in the Boston-Tonopah Mining Company, Wingfield was worth $2 million. When old friend George S. Nixon, a banker, arrived in town, Wingfield invested in his Nye County Bank. They grub staked miners with friend Nick Abelman, bought existing mines, and by the time the partners moved to Goldfield, Nevada and made their Goldfield Consolidated Mining Company a public corporation in 1906, Nixon and Wingfield were worth over $30 million. Small mining ventures continue to this day to provide income for local miners.

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

●	Exploration Plans

Recent exploration phase for these properties has been completed.

•	Permits & Government Regulations

This mine is subject to permitting before boreholes can be drilled for exploration purposes. Based on BLM regulations if the disturbance is less than 5 acres on the claim, a right to explore notice can be obtained within 2 weeks in accordance with the code of federal regulations 43 CFR 3809.301. An assurance bond in the form of a cash will need to be filed with the state for reclamation purposes. After boreholes are plugged and surface is reclaimed with a self-sustaining plant community then the bond can be released, and another 5 acres of disturbance can be utilized in the same manner. Bonds will range from $2,000 and $30,000 depending on the vegetation present. If more than 5 acres are disturbed, then it is a 2-year process with environmental studies that will be required before exploratory drilling can occur. Environmental studies can range from $20,000 and $200,000. This will be required when we move to the implementation phase.

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

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points, it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology. The output maps with their full analysis are shown in the following section.

•	XRF Survey

The analysis of the XRF measurements of Yellow Aster Mine showed that the elements promising for economic benefiting are:

Yellow Aster
XRF Survey Averaged Data Results
Gold	37.07	PPM
Titanium	514.50	PPM
Manganese	264.82	PPM
Iron	19,228.71	PPM
Arsenic	17.43	PPM
Rubidium	84.20	PPM
Strontium	317.28	PPM
Zirconium	161.58	PPM
Niobium	12.93	PPM
Hafnium	-	PPM
Tungsten	-	PPM
Bismuth	-	PPM

●	Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo’s Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots, and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

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

●	The Probable Gross Gold Reserves are 933,641.75 oz based on projected 200 feet excavation.

●	Property Description and Ownership

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

The location monument on which this notice is posted is situated within Section 10, Township 2N, Range 42E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s), and Range (s); NW 1/4 of SW 1/4 and SW 1/4 of SW 1/4 Section 10, T2N, R42E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SW corner of this claim is 0 feet north and 730 feet east of the SW corner of Section 10, T2N, R42E. Beginning at the SW corner of this claim thence north a distance of 1,500 feet to the NW corner of this claim, thence east 600 feet to the NE corner of this claim, thence south 1,500 feet to the SE corner of this claim, thence west 600 feet back to the place of beginning, the SW Corner.

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

To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites, and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings. None of the Cambrian or Precambrian rocks outcrop in the immediate Tonopah area but fragments of these lithologies are present in volcanic breccias locally, so it is believed they form the basement of the volcanic complex.

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

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Permits & Government Regulations

This mine is subject to permitting before boreholes can be drilled for exploration purposes. Based on BLM regulations if the disturbance is less than 5 acres on the claim, a right to explore notice can be obtained within 2 weeks in accordance with the code of federal regulations 43 CFR 3809.301. An assurance bond in the form of a cash will need to be filed with the state for reclamation purposes. After boreholes are plugged and surface is reclaimed with a self-sustaining plant community then the bond can be released, and another 5 acres of disturbance can be utilized in the same manner. Bonds will range from $2,000 and $30,000 depending on the vegetation present. If more than 5 acres are disturbed, then it is a 2-year process with environmental studies that will be required before exploratory drilling can occur. Environmental studies can range from $20,000 and $200,000. This will be required when we move to the implementation phase.

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

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points, it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology. The output maps with their full analysis are shown in the following section.

●	XRF Survey

The analysis of the XRF measurements of Fat Mules Flats Mine showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth.

Fat Mule Flats
XRF Survey Averaged Data Results
Gold	15.29	PPM
Titanium	795.70	PPM
Manganese	959.36	PPM
Iron	21,034.74	PPM
Arsenic	20.19	PPM
Rubidium	74.47	PPM
Strontium	317.28	PPM
Zirconium	161.58	PPM
Niobium	12.93	PPM
Hafnium	-	PPM
Tungsten	-	PPM
Bismuth	10.09	PPM

●	Local Infrastructure

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

The Fat Mule Flats mine shows 88 feet deep with 700 feet of tunnels, drifts, and crosscuts on 2 separate levels. The wood collar looks like it is still in pretty good shape, but the head frame is long gone.

Mine 3 – Cobin

Pursuant to the Purchase and Merger Agreement of September 17, 2019, the Company acquired an undivided one hundred percent (100%) interest and deed in and to certain mineral interests found in the Cobin Mine Property located in Tonopah, Nevada in Esmeralda County.

●	The Probable Gross Gold Reserves are 1,006,240.29 oz based on projected 200 feet excavation.

●	Property Description and Ownership

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

The location monument on which this notice is posted is situated within Section 30, Township 2N, Range 41E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s), and Range (s); L3/NW 1/4 of SW 1/4 and L4/SW 1/4 of SW 1/4 Section 30, T2N, R41E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SW corner of this claim is 595 Feet north and 340 Feet east of the SW corner of Section 30, T2N, R41E. Beginning at the SW corner of this claim thence due north 1,500 feet to the NW corner of this claim, thence due east a distance of 600 feet to the NE corner of this claim thence due south 1,500 feet to the SE comer of this claim, thence due west 600 feet back to the place of beginning, the SW Corner.

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

To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites, and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings.

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

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Permits & Government Regulations

This mine is subject to permitting before boreholes can be drilled for exploration purposes. Based on BLM regulations if the disturbance is less than 5 acres on the claim, a right to explore notice can be obtained within 2 weeks in accordance with the code of federal regulations 43 CFR 3809.301. An assurance bond in the form of a cash will need to be filed with the state for reclamation purposes. After boreholes are plugged and surface is reclaimed with a self-sustaining plant community then the bond can be released, and another 5 acres of disturbance can be utilized in the same manner. Bonds will range from $2,000 and $30,000 depending on the vegetation present. If more than 5 acres are disturbed, then it is a 2-year process with environmental studies that will be required before exploratory drilling can occur. Environmental studies can range from $20,000 and $200,000. This will be required when we move to the implementation phase.

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

●	The Probable Gross Gold Reserves are 1,141,774.55 oz based on projected 200 feet excavation.

●	Property Description and Ownership

Jasper Mine is a lode mine as well as an open pit mine. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

As defined by Anglo-American, open-pit mining, also known as opencast mining, is a surface mining technique that extracts minerals from an open pit in the ground. Open-pit mining is the most common method used throughout the world for mineral mining and does not require extractive methods or tunnels. This surface mining technique is used when mineral or ore deposits are found relatively close to the surface of the earth. Open pits are sometimes called ‘quarries’ when they produce building materials and dimension stone.

The general course of this claim is North and South, and it is situated in the Southeast Quarter of Section 1, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 600 feet in width and 1,500 feet in length. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” wooden posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 1, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s), and Range (s); NE 1/4 of SE 1/4, NW 1/4 of SE 1/4, SE 1/4 of SE 1/4, and SW 1/4 of SE 1/4 of Section 1, T1N, R40E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SE corner of this claim is 990 Feet West and 825 Feet North of the SE corner of Section 1, T1N, R40E. Beginning at the SE corner of this claim thence 1,500 feet due north to the NE corner of this claim, thence 600 feet due west to the NW corner of this claim, thence 1,320 feet due south to the SW corner of this claim, thence due east 600 feet back to the place of beginning, the SE corner.

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

To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites, and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings.

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

●	Previous Exploration Work

No significant exploration has been noted at these mines in a few decades so a historical account of publicly found data was assimilated.

●	Exploration Plans

Recent exploration phase for these properties has been completed.

•	Permits & Government Regulations

This mine is subject to permitting before boreholes can be drilled for exploration purposes. Based on BLM regulations if the disturbance is less than 5 acres on the claim, a right to explore notice can be obtained within 2 weeks in accordance with the code of federal regulations 43 CFR 3809.301. An assurance bond in the form of a cash will need to be filed with the state for reclamation purposes. After boreholes are plugged and surface is reclaimed with a self-sustaining plant community then the bond can be released, and another 5 acres of disturbance can be utilized in the same manner. Bonds will range from $2,000 and $30,000 depending on the vegetation present. If more than 5 acres are disturbed, then it is a 2-year process with environmental studies that will be required before exploratory drilling can occur. Environmental studies can range from $20,000 and $200,000. This will be required when we move to the implementation phase.

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

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points, it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology. The output maps with their full analysis are shown in the following section.

●	XRF Survey

The analysis of the XRF measurements of Jasper Mine showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth.

Jasper
XRF Survey Averaged Data Results
Gold	20.83	PPM
Titanium	2,811.30	PPM
Manganese	1,203.15	PPM
Iron	37,510.99	PPM
Arsenic	195.68	PPM
Rubidium	97.51	PPM
Strontium	411.72	PPM
Zirconium	161.78	PPM
Niobium	15.11	PPM
Hafnium	-	PPM
Tungsten	-	PPM
Bismuth	38.22	PPM

●	Local Infrastructure

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

●	The Probable Gross Gold Reserves are 1,001,531.19 oz based on projected 200 feet excavation.

●	Property Description and Ownership

The mine is lode and open pit mine. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

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

The location monument on which this notice is posted is situated within Section 9, Township 1N, Range 41E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s), and Range (s); NE 1/4 of NE 1/4 and SE 1/4 of NE ¼ Section 9, T1N, R41E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: NE corner of this claim is the NE corner of Section 9, T1N, R41E. Beginning at the NE corner of this claim thence 600 feet due west to the NW corner of this claim, thence 1,500 feet due south to the SW corner of this claim, thence 600 feet due east to the SE corner of this claim, thence due north 1,500 feet back to the place of beginning, the NE corner.

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

 To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites, and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings. None of the Cambrian or Precambrian rocks outcrop in the immediate Tonopah area but fragments of these lithologies are present in volcanic breccias locally, so it is believed they form the basement of the volcanic complex.

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

It is easy to see the vein they were following, a rich vein with lots of gem-quality quartz in a thick, wide vein running from the surface down. A shaft was cut 62 feet deep at about a 20-degree angle, and at the bottom, it branches into a horizontal adit running North to Northeast under the peak of this hill right next to the General Thomas Hill (where one of the largest producing mines in the area is still located). There is some really good color even at the top of the shaft, so easy to get to. There is plenty of material in the access point before you even enter the mine. This is one of the last Tonopah mines available for mining.

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

George Wingfield, a 24-year-old poker player when he arrived in Tonopah, played poker, and dealt faro in the town saloons. Once he had a small bankroll, he talked Jack Carey, owner of the Tonopah Club, into taking him in as a partner and to file for a gaming license. In 1903, miners rioted against Chinese workers in Tonopah, which spurred a boycott in China of U.S. goods. By 1904, after investing his winnings in the Boston-Tonopah Mining Company, Wingfield was worth $2 million. When old friend George S. Nixon, a banker, arrived in town, Wingfield invested in his Nye County Bank. They grub staked miners with friend Nick Abelman, bought existing mines, and by the time the partners moved to Goldfield, Nevada and made their Goldfield Consolidated Mining Company a public corporation in 1906, , Nixon and Wingfield were worth over $30 million. Small mining ventures continue to this day to provide income for local miners.

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

●	Exploration Plans

Recent exploration phase for the property has been completed.

●	Permits & Government Regulations

This mine is subject to permitting before boreholes can be drilled for exploration purposes. Based on BLM regulations if the disturbance is less than 5 acres on the claim, a right to explore notice can be obtained within 2 weeks in accordance with the code of federal regulations 43 CFR 3809.301. An assurance bond in the form of a cash will need to be filed with the state for reclamation purposes. After boreholes are plugged and surface is reclaimed with a self-sustaining plant community then the bond can be released, and another 5 acres of disturbance can be utilized in the same manner. Bonds will range from $2,000 and $30,000 depending on the vegetation present. If more than 5 acres are disturbed, then it is a 2-year process with environmental studies that will be required before exploratory drilling can occur. Environmental studies can range from $20,000 and $200,000. This will be required when we move to the implementation phase.

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

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points, it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology. The output maps with their full analysis are shown in the following section.

●	XRF Survey

The analysis of the XRF measurements of Barracks Nine Mine showed that the elements promising for economic benefiting are: Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth.

Barracks Nine
XRF Survey Averaged Data Results
Gold	17.34	PPM
Titanium	3,050.25	PPM
Manganese	1,523.23	PPM
Iron	33,287.72	PPM
Arsenic	44.75	PPM
Rubidium	97.59	PPM
Strontium	388.07	PPM
Zirconium	214.53	PPM
Niobium	16.36	PPM
Hafnium	-	PPM
Tungsten	-	PPM
Bismuth	9.78	PPM

●	Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo’s Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots, and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

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

●	The Probable Gross Gold Reserves are 2,657,630.86 oz based on projected 200 feet excavation. This estimate includes the Fortuna mine claim. Due to the topography less, samples were taken at these two adjacent claims which leads to greater uncertainty in reserve numbers.

●	Property Description and Ownership

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

The location monument on which this notice is posted is situated within Section 11, Township IN, Range 40E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s), and Range (s); NW 1/4 of Section 11, T1N, R40E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: NW corner of this claim is located 1,130 Feet South and 1,230 Feet East from the NW corner of Section 11, T1N, R40E. Beginning at the NW corner of this claim thence south a distance of 1,500 feet to the SW corner of this claim, thence east 600 feet to the SE corner of this claim, thence North 1,500 feet to the NE corner of this claim, thence west 600 feet back to the place of beginning.

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

To the west of Tonopah, the White Mountains represent the westernmost range of the central Basin and Range province. They are situated to the east of the unextended Sierra Nevada Range and represent a crustal block that is bounded along its western flank by the high-angle White Mountains fault zone, with up to 8 km of total dip-slip displacement. Miocene volcanic rocks preserved along the eastern side of the range unconformably overlie Mesozoic granitic basement and dip up to 25° to the east, tilting occurred in the middle Miocene. The early geology of the general Tonopah region is relatively simple with the earliest Cambrian and Precambrian rocks comprised primarily of distal maritime facies - limestones, and dolomites with some hornfelsed shales. These are in fault contact with Ordivician limestones, argillites, and shales. From this point in time forward things become increasingly complex due to extensive volcanism in possibly alternating terrestrial and lacustrine settings. None of the Cambrian or Precambrian rocks outcrop in the immediate Tonopah area but fragments of these lithologies are present in volcanic breccias locally, so it is believed they form the basement of the volcanic complex.

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

●	Previous Exploration Work

No significant exploration completed prior to our exploration phase.

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Permits & Government Regulations

This mine is subject to permitting before boreholes can be drilled for exploration purposes. Based on BLM regulations if the disturbance is less than 5 acres on the claim, a right to explore notice can be obtained within 2 weeks in accordance with the code of federal regulations 43 CFR 3809.301. An assurance bond in the form of a cash will need to be filed with the state for reclamation purposes. After boreholes are plugged and surface is reclaimed with a self-sustaining plant community then the bond can be released, and another 5 acres of disturbance can be utilized in the same manner. Bonds will range from $2,000 and $30,000 depending on the vegetation present. If more than 5 acres are disturbed, then it is a 2-year process with environmental studies that will be required before exploratory drilling can occur. Environmental studies can range from $20,000 and $200,000. This will be required when we move to the implementation phase.

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

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points, it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology. The output maps with their full analysis are shown in the following section.

●	XRF Survey

The analysis of the XRF measurements of Eclipse & Fortuna Mines are combined and showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, Hafnium, Tungsten, and Bismuth. These mines are adjacent to one another and were combined during mapping and analysis. The terrain was extreme and difficult to traverse. Limited samples were taken on slopes greater than 30% due to safety concerns. All visible pits, shafts and ridges were sampled, refer to Ni 43-101 Technical Report for further details. Due to limited samples many of the values were extrapolated from inputs into mapping software and thus should be considered when reviewing.

Eclipse & Fortuna
XRF Survey Averaged Data Results
Gold	37.92	PPM
Titanium	2,228.86	PPM
Manganese	4,774.47	PPM
Iron	68,846.82	PPM
Arsenic	1,482.46	PPM
Rubidium	72.65	PPM
Strontium	168.86	PPM
Zirconium	281.91	PPM
Niobium	13.65	PPM
Hafnium	2,388.94	PPM
Tungsten	1,345.66	PPM
Bismuth	398.88	PPM

Identicality of Measurements of Eclipse & Fortuna Mines

The mines are in very rugged territory and share a common lease line. Due to limited access to collect samples and computer modeling it was determined that combining the claims was the most logical way to analyze them, also the claims will be combined during operations. “The analysis of the XRF measurements of Fortuna & Eclipse Mines are combined and showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, Hafnium, Tungsten, and Bismuth. These mines are adjacent to one another and were combined during mapping and analysis. The terrain was extreme and difficult to traverse. Limited samples were taken on slopes greater than 30% due to safety concerns. All visible pits, shafts and ridges were sampled, refer to No. 43-101 Technical Report for further details. Due to limited samples many of the values were extrapolated from inputs into mapping software and thus should be considered when reviewing.

●	Local Infrastructure

Nearby geological attractions include Lunar Crater, the Sump and Monte Cristo’s Castle and there are five wilderness areas within hours of the community. The nearby Tonopah Test Range is the town’s main source of employment. The military has used the range and surrounding areas over the last half dozen decades as a nuclear test site, a bombing range, and as a base of operations for the development of the F-117 Nighthawk. Its location about halfway between Reno and Las Vegas as a stopover and rest spot on a lonely highway, the town has done fairly well. The Tonopah Station has slots, and the Banc Club also offers some gaming. Numerous restaurants, shops, gas stations and motels means it is a perfect place for staging while you work this mine.

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

●	The Probable Gross gold Gold Reserves are 2,657,630.86 oz based on projected 200 feet excavation. This estimate includes the Eclipse mine claim. Due to the topography less, samples were taken at these two adjacent claims which leads to greater uncertainty in reserve numbers.

●	Property Description and Ownership

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

The location monument on which this notice is posted is situated within Section 11, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s), and Range (s); NW 1/4 of NW 1/4 and SW 1/4 of NW 1/4 Section 11, T1N, R40E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: NW corner of this claim is located 1,150 Feet South and 570 Feet East from the NW corner of Section 11, T1N, R40E. Beginning at the NW corner of this claim thence 1,500 feet due south to the SW corner of this claim, thence due east 600 feet to the SE corner of this claim, thence due north 1,500 feet to the NE corner of this claim, thence due west 600 feet back to the place of beginning, the NW corner.

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

The FORTUNA MINE lode mining claim, NMC1190597. The general course of this claim is North and South, and it is situated in the NW Quarter of Section 11, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 600 feet wide and 1,500 feet high. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4" x 4" posts that are buried 1.5' in the ground and protrude 4.5' above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 11, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s), and Range (s); NW 1/4 of NW 1/4 and SW 1/4 of NW 1/4 Section 11, T1N, R40E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: NW corner of this claim is located 1,150 Feet South and 570 Feet East from the NW corner of Section 11, T1N, R40E. Beginning at the NW corner of this claim thence 1,500 feet due south to the SW corner of this claim, thence due east 600 feet to the SE corner of this claim, thence due north 1,500 feet to the NE corner of this claim, thence due west 600 feet back to the place of beginning, the NW corner.

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

●	Previous Exploration Work

No significant exploration has been noted at these mines in a few decades so a historical account of publicly found data was assimilated.

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Permits & Government Regulations

This mine is subject to permitting before boreholes can be drilled for exploration purposes. Based on BLM regulations if the disturbance is less than 5 acres on the claim, a right to explore notice can be obtained within 2 weeks in accordance with the code of federal regulations 43 CFR 3809.301. An assurance bond in the form of a cash will need to be filed with the state for reclamation purposes. After boreholes are plugged and surface is reclaimed with a self-sustaining plant community then the bond can be released, and another 5 acres of disturbance can be utilized in the same manner. Bonds will range from $2,000 and $30,000 depending on the vegetation present. If more than 5 acres are disturbed, then it is a 2-year process with environmental studies that will be required before exploratory drilling can occur. Environmental studies can range from $20,000 and $200,000. This will be required when we move to the implementation phase.

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

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points, it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology. The output maps with their full analysis are shown in the following section.

●	XRF Survey

The analysis of the XRF measurements of Fortuna & Eclipse Mines are combined and showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, Hafnium, Tungsten, and Bismuth. These mines are adjacent to one another and were combined during mapping and analysis. The terrain was extreme and difficult to traverse. Limited samples were taken on slopes greater than 30% due to safety concerns. All visible pits, shafts and ridges were sampled, refer to Ni 43-101 Technical Report for further details. Due to limited samples many of the values were extrapolated from inputs into mapping software and thus should be considered when reviewing.

Eclipse & Fortuna
XRF Survey Averaged Data Results
Gold	37.92	PPM
Titanium	2,228.86	PPM
Manganese	4,774.47	PPM
Iron	68,846.82	PPM
Arsenic	1,482.46	PPM
Rubidium	72.65	PPM
Strontium	168.86	PPM
Zirconium	281.91	PPM
Niobium	13.65	PPM
Hafnium	2,388.94	PPM
Tungsten	1,345.66	PPM
Bismuth	398.88	PPM

Identicality of Measurements of Fortuna & Eclipse Mines

The FORTUNA MINE lode mining claim, NMC1190597. The general course of this claim is North and South, and it is situated in the NW Quarter of Section 11, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County, Nevada. This claim is 600 feet wide and 1,500 feet high. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4" x 4" posts that are buried 1.5' in the ground and protrude 4.5' above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 11, Township 1N, Range 40E, Mount Diablo Meridian, Esmeralda County Nevada and this claim encompasses portions of the following quarter section (s), Township (s), and Range (s); NW 1/4 of NW 1/4 and SW 1/4 of NW 1/4 Section 11, T1N, R40E, Mount Diablo Meridian, Esmeralda County Nevada. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: NW corner of this claim is located 1,150 Feet South and 570 Feet East from the NW corner of Section 11, T1N, R40E. Beginning at the NW corner of this claim thence 1,500 feet due south to the SW corner of this claim, thence due east 600 feet to the SE corner of this claim, thence due north 1,500 feet to the NE corner of this claim, thence due west 600 feet back to the place of beginning, the NW corner.

The mines are in very rugged territory and share a common lease line. Due to limited access to collect samples and computer modeling it was determined that combining the claims was the most logical way to analyze them, also the claims will be combined during operations.

The analysis of the XRF measurements of Fortuna & Eclipse Mines are combined and showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, Hafnium, Tungsten, and Bismuth. These mines are adjacent to one another and were combined during mapping and analysis. The terrain was extreme and difficult to traverse. Limited samples were taken on slopes greater than 30% due to safety concerns. All visible pits, shafts and ridges were sampled, refer to Ni 43-101 Technical Report for further details. Due to limited samples many of the values were extrapolated from inputs into mapping software and thus should be considered when reviewing.

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

●	The Probable Gross Gold Reserves are 1,184,332.39 oz based on projected 200 feet excavation.

●	Property Description and Ownership

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

The general course of this claim is East and West, and it is situated in the SE quarter of Section 3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico. This claim is 1,500 feet in length and 600 feet in width. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in an Easterly direction to the East end line and approximately 300 feet in a Westerly direction to the West end line. The claim excludes any and all patented mining claims and Federal Highways located within said boundaries. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 3, Township 18S, Range 17W, New Mexico Meridian, Grant County, New Mexico. This claim encompasses portions of the following quarter section (s), Township (s), and Range (s); NE 1/4 of SE 1/4 and NW 1/4 of SE 1/4 of S3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico. More specifically, the locality of this claim with reference to some natural object or permanent monument and 0 feet West of the SSE corner pf Section 3, T18S, R17W.

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

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Permits & Government Regulations

This mine is subject to permitting before boreholes can be drilled for exploration purposes. Based on BLM regulations if the disturbance is less than 5 acres on the claim, a right to explore notice can be obtained within 2 weeks in accordance with the code of federal regulations 43 CFR 3809.301. An assurance bond in the form of a cash will need to be filed with the state for reclamation purposes. After boreholes are plugged and surface is reclaimed with a self-sustaining plant community then the bond can be released, and another 5 acres of disturbance can be utilized in the same manner. Bonds will range from $2,000 and $30,000 depending on the vegetation present. If more than 5 acres are disturbed, then it is a 2-year process with environmental studies that will be required before exploratory drilling can occur. Environmental studies can range from $20,000 and $200,000. This will be required when we move to the implementation phase.

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

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points, it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology. The output maps with their full analysis are shown in the following section.

●	XRF Survey

The analysis of the XRF measurements of Purple Heart showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, and Bismuth

Purple Heart
XRF Survey Averaged Data Results
Gold	20.62	PPM
Titanium	4,260.93	PPM
Manganese	1,143.99	PPM
Iron	48,898.01	PPM
Arsenic	40.00	PPM
Rubidium	110.34	PPM
Strontium	227.30	PPM
Zirconium	196.36	PPM
Niobium	14.33	PPM
Hafnium	-	PPM
Tungsten	-	PPM
Bismuth	24.45	PPM

●	Local Infrastructure

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

●	The Probable Gross Gold Reserves are 1,324,363.81 oz based on projected 200 feet excavation. It should be noted that due to the topography and vegetation, many sample locations were difficult to access and mapping software was used to model much of this claim.

●	Property Description and Ownership

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

The general course of this claim is East and West, and it is situated in the SW quarter of Section 3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico. This claim is 1,500 feet in length and 600 feet in width. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in an Easterly direction to the East end line and approximately 300 feet in a Westerly direction to the West end line. The claim excludes any and all patented mining claims and Federal Highways located within said boundaries. This claim is marked by four (4) monuments, one at each corner of the claim. Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 3, Township 18S, Range 17W, New Mexico Meridian, Grant County, New Mexico. This claim encompasses portions of the following quarter section (s), Township (s), and Range (s); NW 1/4 of SW 1/4 and NE 1/4 of SW 1/4 of S3, T18S, R17W, New Mexico Meridian, Grant County, New Mexico. More specifically, the locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SW corner of this claim is 1,775 feet North and 0 feet East of the SW corner of Section 3, T18S, R17W.

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

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Permits & Government Regulations

This mine is subject to permitting before boreholes can be drilled for exploration purposes. Based on BLM regulations if the disturbance is less than 5 acres on the claim, a right to explore notice can be obtained within 2 weeks in accordance with the code of federal regulations 43 CFR 3809.301. An assurance bond in the form of a cash will need to be filed with the state for reclamation purposes. After boreholes are plugged and surface is reclaimed with a self-sustaining plant community then the bond can be released, and another 5 acres of disturbance can be utilized in the same manner. Bonds will range from $2,000 and $30,000 depending on the vegetation present. If more than 5 acres are disturbed, then it is a 2-year process with environmental studies that will be required before exploratory drilling can occur. Environmental studies can range from $20,000 and $200,000. This will be required when we move to the implementation phase.

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

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points, it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology. The output maps with their full analysis are shown in the following section.

●	XRF Survey

The analysis of the XRF measurements of Blackmoor showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium, Hafnium and Bismuth. It should be noted that most samples were obtained in and around the main shaft and random locations around the mine claim. Due to the steep terrain and heavy vegetation, it was not possible to take many of the planned samples. Please see maps and sample data in NI 43-101 Technical Report for reference.

Blackmoor
XRF Survey Averaged Data Results
Gold	23.99	PPM
Titanium	2,070.42	PPM
Manganese	1,749.42	PPM
Iron	35,385.19	PPM
Arsenic	55.86	PPM
Rubidium	97.11	PPM
Strontium	221.71	PPM
Zirconium	168.16	PPM
Niobium	9.47	PPM
Hafnium	79.18	PPM
Tungsten	-	PPM
Bismuth	21.26	PPM

●	Local Infrastructure

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

●	The Probable Gross Gold Reserves are 1,195,828.49 oz based on projected 200 feet excavation.

●	Property Description and Ownership

Our New River Mine is located in La Paz County, Arizona. This mine is a lode mine as well as an open pit mine. As defined by the U.S. Department of the Interior Bureau of Land Management, deposits subject to lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in- place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume, but low-grade disseminated gold deposits. Descriptions are by metes and bounds surveys beginning at the discovery point on the claim and including a reference to natural objects or permanent monuments. Federal statute limits their size to a maximum of 1500 feet in length, and a maximum width of 600 feet (300 feet on either side of the vein).

As defined by Anglo-American, open-pit mining, also known as opencast mining, is a surface mining technique that extracts minerals from an open pit in the ground. Open-pit mining is the most common method used throughout the world for mineral mining and does not require extractive methods or tunnels. This surface mining technique is used when mineral or ore deposits are found relatively close to the surface of the earth. Open pits are sometimes called ‘quarries’ when they produce building materials and dimension stone.

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

Additionally, there are two (2) end-line markers on each side of the center of the claim. All markers are 4” x 4” wooden posts that are buried 1.5’ in the ground and protrude 4.5’ above the ground embossed with the name of the claim and its location in relation to the claim. The location monument on which this notice is posted is situated within Section 20, Township 7N, Range 16W, Gila Salt River Meridian, La Paz County Arizona and this claim encompasses portions of the following quarter section (s), Township (s), and Range (s); SW 1/4 of SE 1/4 and NW 1/4 of SE 1/4 of Section 20, T7N, R16W, Gila Salt River Meridian, La Paz County Arizona. The locality of this claim with reference to some natural object or permanent monument and additional information (if any) concerning its locality are as follows: SE corner of this claim is 0 feet north and 2,040 feet west of the SW corner of Section 20, T7N, R16W.

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

The Northern Plomosa mineral district lies within the northern half of the Linskey Northeast 7-1/2-minute quadrangle (unpublished United States Geological Survey preliminary topographic map), at the north end of the Northern Plomosa Mountain Range in La Paz County, Arizona. The district is approximately 45 kilometers southeast of Parker, Arizona and immediately (5km) west of the small community of Bouse. New River mine can be reached from Yuma, 84 miles north on State Highway 95 to Quartzsite, continue 6 miles and take a right on Plomosa Rd for 20 miles to the city of Bouse. Continue to Rayder Ave Turn right and follow GPS to mine down off-road trails.

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

Crystalline rocks in the western Bouse Hills are depositionally overlain by a sequence of volcanic and sedimentary rocks that is now tilted moderately to steeply to the southwest. This sequence includes basal sandstone and conglomerate, volcanic flows, and tuffs, sedimentary breccias that are products of catastrophic debris avalanches (e.g., Krieger, 1977), and limestone. These rocks record the beginning of volcanism and the development of fault scarps and sedimentary basins at about 24 to 22 Ma. The tilted sequence and underlying crystalline rocks are unconformably overlain by flat-lying to gently dipping, felsic, ash-flow tuffs and related flows and pyroclastic rocks. A K-Ar date indicates that these volcanic rocks are 20.5 Ma (Eberly and Stanley, 1978), which is about the same age as the nearby granitoid pluton in the eastern Bouse Hills. It is possible that the felsic volcanic rocks are eruptive equivalents of the eastern Bouse Hills pluton and that the two rock types were derived from the same magma. Mafic volcanic flows (possibly entirely basalt) overlie the felsic volcanic rocks and are only slightly younger (19.5 Ma).

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

The primary ore minerals are native gold, chrysocolla, and malachite. Gangue minerals include specular and earthy hematite, quartz, barite, fluorite, calcite, and manganese oxides. Although open-space filling textures are locally abundant, most of the economic mineralization occurs as fault-controlled replacements in calcareous sediments.

Mineralization is very varied and consists of the following:

1.	Major gold placer deposits in washes from erosion of numerous quartz veins and veinlets in metamorphic rocks;

2.	Spotty, partly oxidized copper and gold mineralization with minor lead and zinc, and with quartz, and iron and manganese oxides in irregular fault and fracture veins in metamorphosed Mesozoic sediments, probably Cretaceous shale, sandstone, conglomerate, and limestone; Precambrian metamorphics, and Cretaceous or Tertiary volcanics, with intrusions of Laramide diorite and granite;

3.	Manganese oxides in irregular, lenticular bodies, and veinlets with variable amounts of iron oxides, calcite, barite, gypsum, and traces of beryllium along fracture and breccia zones in Cretaceous or Tertiary andesitic volcanics;

4.	Barite and fluorite in veins along faults and fractures in Cretaceous or Tertiary volcanic flows and agglomerates;

5.	Spotty pods and stringers of copper, lead, and zinc minerals with silver and minor gold, and with associated iron and manganese, in faulted Paleozoic limestone blocks and in irregular veins in Cretaceous or tertiary andesite volcanics cut by Laramide quartz monzonite intrusives;

6.	Gold and silver ores in irregular veins along fractures and fault zones associated with quartz stringers and Laramide diorite and granite porphyry dikes in Mesozoic schist;

7.	Sporadic scheelite in quartz veinlets in carcareous Mesozoic schist close to Laramide granitic intrusives;

8.	Irregular, impure iron oxides, usually associated with manganese, in contact metamorphic deposits in Paleozoic limestone beds close to intrusives;

9.	Bentonite clay in probable lakebed sediments; and

10.	Minor chrysoprase in stringers in rhyolite. Some chrysoprase has been mined and sold for gem material.

●	Previous Exploration Work

Howland Bancroft (1911) published the first descriptions of the mines, prospects, and geology of the Northern Plomosa district following a visit to the area in 1909. At the time of his visit the district was being actively prospected and had apparently been so since the latter part of the 19th century. Two mines, the Little Butte, and the Blue Slate, were in operation.

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

●	Exploration Plans

Recent exploration phase for these properties has been completed.

●	Permits & Government Regulations

This mine is subject to permitting before boreholes can be drilled for exploration purposes. Based on BLM regulations if the disturbance is less than 5 acres on the claim, a right to explore notice can be obtained within 2 weeks in accordance with the code of federal regulations 43 CFR 3809.301. An assurance bond in the form of a cash will need to be filed with the state for reclamation purposes. After boreholes are plugged and surface is reclaimed with a self-sustaining plant community then the bond can be released, and another 5 acres of disturbance can be utilized in the same manner. Bonds will range from $2,000 and $30,000 depending on the vegetation present. If more than 5 acres are disturbed, then it is a 2-year process with environmental studies that will be required before exploratory drilling can occur. Environmental studies can range from $20,000 and $200,000. This will be required when we move to the implementation phase.

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

Data came from two separate programs and were manually merged into a database using Microsoft Excel. The data was then scrutinized to remove any obvious errors, whether it was sample exposure time, or erroneous readings. This data was then manually brought into mapping software and double verified data to ensure there were no errors while migrating data. With approximately 100 ft grid spacing between sample points, it was determined that mapping using least squares algorithm produced the best fit maps for the collected data. Grid flexing was enabled to model data beyond the data points to extend past the mine; although this adds some ambiguity to the edge data it produced much cleaner maps. All data points were created using GIS data collected from the Garmin E-trex 30x coupled with ppm reading recorded from the Niton GOLDD XRF. Surface outcrops were also mapped by hand to help understand subsurface geology. The output maps with their full analysis are shown in the following section.

●	XRF Survey

The analysis of the XRF measurements of New River Mine showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth

New River
XRF Survey Averaged Data Results
Gold	29.39	PPM
Titanium	1,939.13	PPM
Manganese	19,862.40	PPM
Iron	28,501.85	PPM
Arsenic	169.39	PPM
Rubidium	149.56	PPM
Strontium	240.66	PPM
Zirconium	186.91	PPM
Niobium	15.11	PPM
Hafnium	-	PPM
Tungsten	-	PPM
Bismuth	18.54	PPM

The analysis of the XRF measurements of New River Mine showed that the elements promising for economic benefiting are Gold, Titanium, Manganese, Iron, Arsenic, Rubidium, Strontium, Zirconium, Niobium and Bismuth

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

(b) Results of Operations.

Comparison of Fiscal Year Ended December 31, 2021 to Fiscal Year Ended December 31, 2020

We did not earn any revenues during the fiscal year ended December 31, 2021 and December 31, 2020. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business, and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage and has not commenced any operations. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the exploration stage and capitalize future costs until production is established.

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

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because of the material weakness described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles,

and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2021, our internal control over financial reporting was not effective due to the following material weakness:

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures

●	We intend to hire additional personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

We intend to complete the remediation of the material weakness discussed above as soon as practicable, but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Franklin Ogele, Esq. is our Vice President, General Counsel and Chief Financial Officer. Franklin Ogele is an attorney and businessman. During the past five (5) years, Mr. Ogele has practiced law with Franklin Ogele, P.A. a securities law firm. Additionally, during and since the past five (5) years, Mr. Ogele has served as President of Phoenix Realty, Inc., and Summit Terminal LLC, both real estate companies and BlackBook Capital Inc., a former FINRA member firm. Franklin is admitted to practice law in New York & New Jersey and the US Southern District Court of New York & New Jersey Federal Court. Mr. Ogele also currently serves director and officer of the following companies: New Africa Petroleum and Emerging Opportunities Corp.

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

Involvement in Certain Legal Proceedings of Our Executive Officers and Directors

Franklin Ogele was the President of Phoenix Realty, Inc. and a Member of Summit Terminal LLC which sought Chapter 11 Bankruptcy protection in 2019 in regard to certain real estate transaction. Phoenix Realty, Inc. had provided corporate guarantee in connection with the purchase by Summit Terminal LLC of certain property in Myrtle Beach, South Carolina. Phoenix Realty, Inc., and Summit Terminal LLC sought protection under Chapter 11 of the Bankruptcy Code to protect the equity in the property. See In Re: Phoenix Realty, Inc./ Summit Terminal LLC, United States Bankruptcy Court, District of New Jersey, See In Re Phoenix Realty, Inc., and In Re: Summit Terminal LLC Docket Nos. 19-23949 (SLM) and 19-2394, United States Bankruptcy Court, District of New Jersey, dismissed and refiled as In Re: In the Matter of Summit Terminal LLC, United States Bankruptcy Court, District of South Carolina, Docket No. 20-00093-jw. The matter was closed on March 6, 2020.

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

Audit Committee

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

The following tables set forth certain information about compensation paid, earned, or accrued for services by our Executive Officer year ended December 31, 2021 and December 31, 2020:

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
Franklin Ogele
Vice President / Secretary, Chief Financial Officer (Principal Financial Officer) and Director

APPENDIX B

SPECIFIC PERMIT INFORMATION

WALL STREET ACQUISITION CORP

INTRODUCTION

In order to Mine in Nevada (as in Arizona and New Mexico) , there are certain Mine Registry Forms that need to be completed Within 30 days after a mine operation begins Required Action. Such forms will be filed the Agency, Nevada Division of Minerals (http://minerals.nv.gov) Carson City Office: 400 W. King St., Suite 106, Carson City, NV 89703 Phone: (775) 684-7040, Fax: (775) 684-7052 Las Vegas Office: 2030 E. Flamingo Rd., Suite 220, Las Vegas, NV 89119 Phone: (702) 486-4343, Fax: (702) 486-4345

BUREAU OF MINING REGULATION AND RECLAMATION WATER POLLUTION CONTROL PERMIT

One of the Permits needed for mining is the Water Pollution Control Permit which is given by the Nevada Division of Environmental Protection; Bureau of Mining Regulation and Reclamation 901 S. Stewart Street, Suite 4001, Carson City, NV 89701-5249 Phone: (775)687-9400, Fax: (775) 684-5259 When Required, it will need to be obtained prior to initiation of construction of a process component, any mining, or bulk sampling. It will need to be obtained approximately 180 days. The cost of Permit depends on the Site specifics, which costs may range from $250 to $20,000 for the application fee, plus $250 to $20,000 annual fee Public Notice Required. They will require certain information, which may include, Legal structure of applicant; name of owner of land or mining claims; documentation of notice to local board of county commissioners; annual production; area of review assessment; meteorological report; engineering design report; and draft operating plans.

STATE GROUNDWATER PERMIT

Another permit needed will be the groundwater permit, obtained via the Nevada Division of Environmental Protection; Bureau of Mining Regulation and Reclamation 901 S. Stewart Street, Suite 4001, Carson City, NV 89701-5249 Phone: (775) 687-9400, Fax: (775) 684-5259. When this permit is required it must be obtained approximately 180 days prior. The cost of the permit depends on the Site specifics, which costs may range from $625 to $1,250 for the application fee, plus $1,000 to $3,000 annual fee. Public Notice may be Required. They will require certain information, which may include, Site plan; plan and specifications for water treatment plant; geology, soils information, and hydrology (if applicable); flood plain and drainage area; chemical analysis of groundwater and any discharged fluids; drinking water sources in area; other specific site information.

MINING RECLAMATION PERMIT

Another permit needed will be the Mining Reclamation Permit, obtained via the Nevada Division of Environmental Protection; Bureau of Mining Regulation and Reclamation 901 S. Stewart Street, Suite 4001, Carson City, NV 89701-5249 Phone: (775) 687-9400, Fax: (775) 684-5259 When this permit is required, it will need to be obtained prior to initiation of certain exploration projects and mining operations at least 180 days prior. The cost of the Permit is approximately $1.50/acre of affected public land and $2.50/acre of affected private land; with an annual fee ranging from $500 to $16,000 for mining operations; $100 to $2,000 for exploration projects. Public Notice is Required. Surety may be Required. They will require certain information, which may include, Legal structure of applicant; reclamation plan; estimated cost of executing reclamation plan; statement of applicant’s responsibility for reclamation; and a map depicting area covered by surety.

YELLOW ASTER FLATS

PERMITS NEEDED:

Water Pollution Control Permit

Ground Water Permit

Mining Reclamation Permit

FAT MULE FLATS

PERMITS NEEDED:

Water Pollution Control Permit

Ground Water Permit

Mining Reclamation Permit

COBIN

PERMITS NEEDED:

Water Pollution Control Permit

Ground Water Permit

Mining Reclamation Permit

JASPER

PERMITS NEEDED:

Water Pollution Control Permit

Ground Water Permit

Mining Reclamation Permit

BARRACKS NINE

PERMITS NEEDED:

Water Pollution Control Permit

Ground Water Permit

Mining Reclamation Permit

ECLIPSE

PERMITS NEEDED:

Water Pollution Control Permit

Ground Water Permit

Mining Reclamation Permit

FORTUNA
PERMITS NEEDED:

Water Pollution Control Permit

Ground Water Permit

Mining Reclamation Permit

PURPLE HEART

PERMITS NEEDED:

Water Pollution Control Permit

Ground Water Permit

Mining Reclamation Permit

BLACKMOOR

PERMITS NEEDED:

Water Pollution Control Permit

Ground Water Permit

Mining Reclamation Permit

NEW RIVER

PERMITS NEEDED:

Water Pollution Control Permit

Ground Water Permit

Mining Reclamation Permit