Form 10-K/A
period 2021-12-31
WALL STREET ACQUISITIONS, Corp
filed 2022-09-14
CIK 1698832

Amended No. 2 of Form 10-K as filed with the Securities and Exchange Commission.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

1

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

Competition

We are an exploration stage mineral resource exploration company that competes with other mineral resource exploration companies for financing and for the acquisition of mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on their operations. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to achieve the financing necessary for us to acquire mineral property interests and conduct exploration activities.

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

Additionally, the Dodd–Frank Wall Street Reform and Consumer Protection Act signed into law in July of 2010, includes a requirement for certain companies using “conflict minerals” in the manufacturing of, or contracting to manufacture, products to publicly disclose the source of the conflict mineral. The conflict mineral list currently includes columbite-tantalite, cassiterite, wolframite, and gold mined in the Democratic Republic of Congo and several surrounding central African countries. These companies reporting obligations begin with the 2013 calendar year, with the initial reports due in May 2014. However, the Company may incur costs for future compliance with the law, including, but not limited to: (i) assist future mineral purchase customers by creating and maintaining adequate chain of custody records relating to minerals mined by the Company to establish that they are not conflict minerals, and (ii) provide information to customers for their own conflict mineral reports and audits.

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

As an “emerging growth company,” we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

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

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

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

We expect to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with our operations. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will almost certainly fail.

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

Any of these risks can materially and adversely affect, among other things, the exploration of mineral properties, production quantities and rates, costs and expenditures, and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses proportionate to amounts spent, which may not be recoverable.

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

Mineral exploration activities are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our company.

Mineral exploration activities are subject to various laws, regulations and policies governing prospecting, mine development, mineral production, removal, and transport of natural resources, as well as discharge of materials into the environment. Mining activities are also subject to various regulations regarding taxation, import and export, labor standards, occupational health standards, safety standards, waste disposal, toxic substances, land use, water use, environmental protection, and other matters.

Permits from various foreign, federal, state, provincial and local governmental authorities are required for mining operations to be conducted, and no assurance can be given that such permits will be successfully obtained. Environmental and other legal standards imposed by governmental authorities may be changed, and any such change may prevent us from conducting planned activities, or increase our costs of doing so, which could have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our business operations. Additionally, we may be subject to liability for pollution or other environmental damages, which we may not be able to insure against due to prohibitive premium costs and other financial and practical considerations. Any laws, regulations, or policies of any government body or regulatory agency may be changed, applied, or interpreted in a manner which will alter and negatively affect our ability to carry on our business. We cannot assure you that new rules and regulations will not be enacted, or that existing rules and regulations will not be applied in a manner which could limit or curtail our exploration activities on our properties.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities, but there can be no assurance that we can continue to remain in compliance. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such necessary approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration of our mineral properties.

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

For the indefinite future, we intend to retain any future earnings to finance our exploration activities. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

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

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane,” a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California. The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting. The trend of the pre-Tertiary geologic units over much of the Walker Lane exhibits an arcuate pattern as a result of the influence of two major structural regimes. A series of these arcs have been identified by past workers with the Tonopah area having been identified as being within the Silver Peak-Palmetto- Montezuma Oroflex (Albers & Stewart 1972). The oroflex is described as southward convex with bedding, fold axes and faults trending to the northwest in the Silver Peak Range, trending east-west in the Palmetto Mountains and swinging around to the Northeast in the Montezuma Peak region. The Tonopah area lies on the eastern limb of the oroflex. The Walker Lane is also noted as being particularly well endowed with mineral deposits and the coincidence of these two structural regimes has created favorable plumbing, which is responsible for the high frequency of deposits in the region.

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

The history of discovery and development of the Tonopah area can be separated into four periods. From 1900 to 1903 the various participants acquired their ground and commenced development work by sinking shafts to access the ore. Between 1903 and 1907 development continued and better and more efficient equipment was deployed to increase production. The recession of 1907 to 1910 caused production to drop off as only the higher-grade ore could be profitably mined with silver prices dropping to as low as $0.25/oz. During this period many of the weaker companies went out of business and consolidation of claims occurred. The high point of the Tonopah camp occurred between 1910 and 1930 with production peaking around 1918 at 622,364 tons/year, with a recorded value of $9,311,560, and declining steadily through the 1920’s.

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

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane,” a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California (Figure 7.1). The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting. The trend of the pre-Tertiary geologic units over much of the Walker Lane exhibits an arcuate pattern as a result of the influence of two major structural regimes. A series of these arcs have been identified by past workers with the Tonopah area having been identified as being within the Silver Peak-Palmetto-Montezuma Oroflex (Albers & Stewart 1972). The oroflex is described as southward convex with bedding, fold axes and faults trending to the northwest in the Silver Peak Range, trending east-west in the Palmetto Mountains and swinging around to the Northeast in the Montezuma Peak region. The Tonopah area lies on the eastern limb of the oroflex. The Walker Lane is also noted as being particularly well endowed with mineral deposits and the coincidence of these two structural regimes has created favorable plumbing, which is responsible for the high frequency of deposits in the region.

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

The analysis of the XRF measurements of Fat Mules Flats Mine showed that the elements promising for economic benefiting are:

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

25

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

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane,” a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California. The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting.

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

The history of discovery and development of the Tonopah area can be separated into four periods. From 1900 to 1903 the various participants acquired their ground and commenced development work by sinking shafts to access the ore. Between 1903 and 1907 development continued and better and more efficient equipment was deployed to increase production. The recession of 1907 to 1910 caused production to drop off as only the higher-grade ore could be profitably mined with silver prices dropping to as low as $0.25/oz. During this period many of the weaker companies went out of business and consolidation of claims occurred. The high point of the Tonopah camp occurred between 1910 and 1930 with production peaking around 1918 at 622,364 tons/year, with a recorded value of $9,311,560, and declining steadily through the 1920’s.

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

●	XRF Survey

The analysis of the XRF measurements of the Cobin Mine showed that the elements promising for economic benefiting are:

Cobin
XRF Survey Averaged Data Results
Gold	16.23	PPM
Titanium	973.95	PPM
Manganese	935.11	PPM
Iron	27,409.92	PPM
Arsenic	25.84	PPM
Rubidium	97.11	PPM
Strontium	317.53	PPM
Zirconium	111.36	PPM
Niobium	9.70	PPM
Hafnium	121.66	PPM
Tungsten	-	PPM
Bismuth	-	PPM

●	Local Infrastructure

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

32

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

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane,” a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California. The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting.

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

The analysis of the XRF measurements of Jasper Mine showed that the elements promising for economic benefiting are:

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

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane,” a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California. The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting. The trend of the pre-Tertiary geologic units over much of the Walker Lane exhibits an arcuate pattern as a result of the influence of two major structural regimes. A series of these arcs have been identified by past workers with the Tonopah area having been identified as being within the Silver Peak-Palmetto- Montezuma Oroflex (Albers & Stewart 1972). The oroflex is described as southward convex with bedding, fold axes and faults trending to the northwest in the Silver Peak Range, trending east-west in the Palmetto Mountains and swinging around to the Northeast in the Montezuma Peak region. The Tonopah area lies on the eastern limb of the oroflex. The Walker Lane is also noted as being particularly well endowed with mineral deposits and the coincidence of these two structural regimes has created favorable plumbing, which is responsible for the high frequency of deposits in the region.

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

The history of discovery and development of the Tonopah area can be separated into four periods. From 1900 to 1903 the various participants acquired their ground and commenced development work by sinking shafts to access the ore. Between 1903 and 1907 development continued and better and more efficient equipment was deployed to increase production. The recession of 1907 to 1910 caused production to drop off as only the higher-grade ore could be profitably mined with silver prices dropping to as low as $0.25/oz. During this period many of the weaker companies went out of business and consolidation of claims occurred. The high point of the Tonopah camp occurred between 1910 and 1930 with production peaking around 1918 at 622,364 tons/year, with a recorded value of $9,311,560, and declining steadily through the 1920’s.

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

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane,” a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California. The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting. The trend of the pre-Tertiary geologic units over much of the Walker Lane exhibits an arcuate pattern as a result of the influence of two major structural regimes. A series of these arcs have been identified by past workers with the Tonopah area having been identified as being within the Silver Peak-Palmetto- Montezuma Oroflex (Albers & Stewart 1972). The oroflex is described as southward convex with bedding, fold axes and faults trending to the northwest in the Silver Peak Range, trending east-west in the Palmetto Mountains and swinging around to the Northeast in the Montezuma Peak region. The Tonopah area lies on the eastern limb of the oroflex. The Walker Lane is also noted as being particularly well endowed with mineral deposits and the coincidence of these two structural regimes has created favorable plumbing, which is responsible for the high frequency of deposits in the region.

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

The analysis of the XRF measurements of Eclipse & Fortuna Mines are combined and showed that the elements promising for economic benefiting are:

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

Tonopah is located slightly inboard of the western margin of the Basin and Range province, and on the eastern margin of the “Walker Lane,” a zone of Miocene structural deformation trending northwest to southeast parallel to the trend of the Sierra Madre Mountains in Eastern California. The Walker Lane can best be characterized as a broad zone of abundant strike-slip right-stepping faulting. The trend of the pre-Tertiary geologic units over much of the Walker Lane exhibits an arcuate pattern as a result of the influence of two major structural regimes. A series of these arcs have been identified by past workers with the Tonopah area having been identified as being within the Silver Peak-Palmetto- Montezuma Oroflex (Albers & Stewart 1972). The oroflex is described as southward convex with bedding, fold axes and faults trending to the northwest in the Silver Peak Range, trending east-west in the Palmetto Mountains and swinging around to the Northeast in the Montezuma Peak region. The Tonopah area lies on the eastern limb of the oroflex. The Walker Lane is also noted as being particularly well endowed with mineral deposits and the coincidence of these two structural regimes has created favorable plumbing, which is responsible for the high frequency of deposits in the region.

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

The analysis of the XRF measurements of Eclipse & Fortuna Mines are combined and showed that the elements promising for economic benefiting are:

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

68

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

69

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

The Blackmoor Mine is one of the original mines in the Black Hawk District. Reportedly one of the larger producers of gold, silver, nickel, and cobalt, more than 25,000 tons of ore have been attributed to this large operation.

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

The general course of this claim is North and South, and it is situated in the SE Quarter of Section 20, Township 7N, Range 16W, Gila Salt River Meridian, La Paz County, Arizona. This claim is 600 feet in width and 1,500 feet in length. This claim runs from the location monument on which this location notice is posted approximately 1,200 feet in a Northerly direction to the North end line and approximately 300 feet in a Southerly direction to the South end line. This claim is marked by four (4) monuments, one at each corner of the claim.

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

Mineralization is very varied and consists of the following:

1.	Major gold placer deposits in washes from erosion of numerous quartz veins and veinlets in metamorphic rocks;

2.	Spotty, partly oxidized copper and gold mineralization with minor lead and zinc, and with quartz, and iron and manganese oxides in irregular fault and fracture veins in metamorphosed Mesozoic sediments, probably Cretaceous shale, sandstone, conglomerate, and limestone; Precambrian metamorphics, and Cretaceous or Tertiary volcanics, with intrusions of Laramide diorite and granite;

3.	Manganese oxides in irregular, lenticular bodies, and veinlets with variable amounts of iron oxides, calcite, barite, gypsum, and traces of beryllium along fracture and breccia zones in Cretaceous or Tertiary andesitic volcanics;

4.	Barite and fluorite in veins along faults and fractures in Cretaceous or Tertiary volcanic flows and agglomerates;

5.	Spotty pods and stringers of copper, lead, and zinc minerals with silver and minor gold, and with associated iron and manganese, in faulted Paleozoic limestone blocks and in irregular veins in Cretaceous or tertiary andesite volcanics cut by Laramide quartz monzonite intrusives;

6.	Gold and silver ores in irregular veins along fractures and fault zones associated with quartz stringers and Laramide diorite and granite porphyry dikes in Mesozoic schist:

7.	Sporadic scheelite in quartz veinlets in carcareous Mesozoic schist close to Laramide granitic intrusives;

8.	Irregular, impure iron oxides, usually associated with manganese, in contact metamorphic deposits in Paleozoic limestone beds close to intrusives;

9.	Bentonite clay in probable lakebed sediments; and

10.	Minor chrysoprase in stringers in rhyolite. Some chrysoprase has been mined and sold for gem material.

●	Previous Exploration Work

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

●	XRF Survey

The analysis of the XRF measurements of New River Mine showed that the elements promising for economic benefiting are:

New River
XRF Survey Averaged Data Results
Gold	29.39	PPM
Titanium	1,939.13	PPM
Manganese	19,862.40	PPM
Iron	28,501.85	PPM
Arsenic	169.39	PPM
Rubidium	149.56	PPM
Strontium	240.66	PPM
Zirconium	186.91	PPM
Niobium	15.11	PPM
Hafnium	—	PPM
Tungsten	—	PPM
Bismuth	18.54	PPM

●	Local Infrastructure

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

Dividends

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors determined relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends. See the Risk Factor entitled ”Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.”

Securities authorized for issuance under equity compensation plans

We have never and have no current plans to issue securities under any equity compensation plans.

Recent Sales of Unregistered Securities

a) Common Stock

During the year ended December 31, 2021, the Company issued no shares of common stock. On September 30, 2021, the Company issued 113,333,333 common stock to Jimmy Ramirez and 20,000,000 shares of common stock to Franklin Ogele to reflect the terms and ratio of ownership of the Company per the September 17, 2019 Share Purchase and Merger Agreement.

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

Notes to Financial Statements

For the Year ended December 31, 2021

1. Nature of Operations

Wall Street Acquisitions Corp (referred to herein as the “Company”) was incorporated on December 2, 2016 in the State of Delaware.

The Company operates as a mineral exploration business headquartered at located at 4440 S. Piedras Drive, Suite 136, San Antonio, Texas 78228. Its principal business activity is the acquisition and exploration of mineral property interests in United States. The Company is considered to be in the exploration stage and substantially all of the Company’s efforts are devoted to financing and developing these property interests.

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

Mineral Properties and Exploration Costs

The costs of acquiring mineral properties are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral properties are expensed as incurred. If and when we enter development stage, development costs incurred on proven and probable reserves will be capitalized. If and when we commence production, capitalized costs will be amortized using the unit-of-production method over the estimated life based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses). When the Company receives an option payment related to a property, the proceeds of the payment are applied to reduce the carrying value of the exploration asset.

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

8. Capital Stock

a) Common Stock

On September 30, 2020, the Company issued 113,333,333 common stock to Jimmy Ramirez and 20,000,000 shares of common stock to Franklin Ogele to reflect the terms and ratio of ownership of the Company per the September 17, 2019 Share Purchase and Merger Agreement.

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

Market Risk

Market risk is the risk that fluctuations in the market prices of minerals will impact the Company’s future cash flows. The Company is exposed to market risk on the price of gold, which will determine its ability to build and achieve profitable operations, the amount of exploration and future development work that the Company will be able to perform, and the number of financing opportunities that will be available. Management believes that it would be premature at this point to enter into any hedging or forward contracts to mitigate its exposure to specific market price risks.

11. Segmented reporting

The Company only has one reportable segment, its acquisition, exploration, and future development of mineral property interests in United States. All of the mineral properties are located in United States.

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

			Percentage of Issued
	Name and Address of	Amount and Nature of	and outstanding
Title of Class	Beneficial Owner	Beneficial Ownership	Common Stock

Common Stock	Jimmy Ramirez 4440 S. Piedras Drive Suite 136 San Antonio, TX 78228	113,333,333 shares of Common Stock (direct)	85%

Common Stock	Franklin Ogele, P.A. One Gateway Center 26th Fl Newark, NJ 07102	20,000,000 shares of Common Stock (direct)	15%

Total Ownership of Issued and Outstanding Common Stock			100%

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

