Form 10-Q
period 2022-06-30
WALL STREET ACQUISITIONS, Corp
filed 2022-10-05
CIK 1698832

Form 10-Q

(Mark One)

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of June 30, 2022, there were 133,333,333 shares of common stock, par value $0.0001, issued, and outstanding.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	2-7

Notes to Unaudited Condensed Financial Statements	8-18

WALL STREET ACQUISITION CORP
BALANCE SHEET

	AS OF JUNE 30, 2022	AS OF DECEMBER 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$188	$241.00
Non-Current Assets
Mining Claims	$18,430	$18,430

TOTAL ASSETS	$18,618	$18,671

LIBILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Due to Related Parties	$72,268	$67,018
Promissory Note Payable	$150,052	$150,052
Accounts Payable	$54,000	$0
Accrued Expenses	$13,957	$13,957

TOTAL LIABILITIES	$290,277	$231,028

Owners' Equity

Preferred Stock, $0.0001 par value, 2,000,000 share authorized, not outstanding
Common Stock, $0.0001 par value. 20,000,000 and issued as of December 31, 2018 600,000,000 authorized 133,333,333 issued and outstanding as of June 30, 2022	$13,333	$13,333
Additional Paid In Capital	$14,115	$7,925
Accumulated Deficit	$(299,107)	$(233,615)
Total Stockholders' Deficit	$(271,659)	$(212,357)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,618	$18,671

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITION CORP
STATEMENT OF OPERATIONS

	Six months ended June 30
	2022	2021

Revenues	$0	0

Cost of Revenue	0	0

Gross Profit	0	0

Professional Fee	5,250.00	17,400
Operating Expenses	36	129
Total expenses	5,286	17,529

Loss Before Income Taxes	(5,286)	(17,529)

Income Tax Expense	0	0

Net Loss	$(5,286)	(17,529)

Loss per Share- Basic & Diluted	$(5,286)	(17,529)

Loss per share - Basic	(0.00004)	(0.00013)
Weighted Average Shares-
Basic and Diluted	133,333,333	133,333,333

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITION CORP
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2022

	COMMON STOCK		ADDITIONAL PAID	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	DEFICIT

Balance as of January 1, 2019	20,000,000	2,000	(1,439)	(16,218)	(15,657)
Issuance of Common Stock	113,333,333	11,333	(9,661)		1,672
Capital Contribution			0	138,518	138,518
Net Loss					—
Balance as of December 31, 2019	133,333,333	13,333	(11,100)	(154,736)	(152,503)
Issuance of Common Stock		—			—
Capital Contribution			—		—
Net Loss				(58,980)	(58,980)
Balance as of December 31, 2020	133,333,333	13,333	(11,100)	(213,716)	(211,483)
Issuance of Common Stock					—
Capital Contribution		—	25,215		25,215
Net Loss				(80,105)	(80,105)
Balance as of March 31, 2022	133,333,333	13,333	14,115	(293,821)	(266,373)
Issuance of Common Stock					—
Capital Contribution		—	—		—
Net Loss				(5,286)	(5,286)
Balance as of June 30, 2022	133,333,333	13,333	14,115	(299,107)	(271,659)

The accompnying notes are an integral part of these financial statements

WALL STREET ACQUISITION CORP
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED

	JUNE 30, 2022		MARCH 31, 2022
Cash flows from operating activites	$
Net Income (Loss)		(5,286)	(60,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts Payable		0	54,000

Net cash used in operating activities		(5,286)	(6,207)

CASH FLOWS FROM INVESTING ACTIVITIES		—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Receivable Common Stock		5,250

Proceeds from Owner Contribution		—	6,190
Net Cash Provided by Financing Activities		5,250	6,190

Net increase (decrease) in cash		(36)	(17)

Cash and cash equivalents, beginning of period		224	241

Cash and cash equivalents, end of period		$188	224

SUPPLEMENTAL DISCLOSURES:
Interest Paid		$—	—
Taxes Paid		$—	—

The accompnying notes are an integral part of these financial statements

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

The Company has incurred a net loss of $5,286 for the period ended June 30, 2022, and an accumulated deficit of $233,615 as of December 31, 2021. As an exploration stage entity, the Company has not yet commenced its mining operations and accordingly does not have any revenue. This casts substantial doubt on the Company’s ability to continue as a going concern unless it can begin to generate net profit and raise adequate financing.

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

There were no dilutive financial instruments for the period ended June 30, 2022.

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

The Company continues to evaluate the impact of these ASU’s on its financial statements.

4. Mineral Property Interest

				Acquisition
				Date by	Purchase
	Mines	Location	County	the Company	Amount

1	Yellow Aster Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$1,776.00
2	Fat Mules Flats	Tonopah, Nevada	Esmeralda	9/17/2019	$770.00
3	Cobin	Tonopah, Nevada	Esmeralda	9/17/2019	$929.00
4	Jasper	Tonopah, Nevada	Esmeralda	9/17/2019	$3,316.00
5	Barracks Nine	Tonopah, Nevada	Esmeralda	9/17/2019	$1,100.00
6	Eclipse	Tonopah, Nevada	Esmeralda	9/17/2019	$1,501.00
7	Fortuna	Tonopah, Nevada	Esmeralda	9/17/2019	$1,625.00
8	Purple Heart	Buckhorn, New Mexico	Grant	9/17/2019	$1,439.00
9	Blackmoor	Buckhorn, New Mexico	Grant	9/17/2019	$2,025.00
10	New River	La Paz, Arizona	La Paz	9/17/2019	$3,950.00

Total as of June 30, 2022 and December 31 2021	$18,430.00

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

5. Advances from Stockholders

Advances from stockholders was $67,018 for the six months ended June 30, 2022 and $67,018 for year ended on December 31, 2021.

6. Due on Mineral Rights Acquisitions

N/A

7. Income Taxes

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the period ended June 30, 2022 and June 30, 2021 is as follows:

	For six months ended
	June 30, 2022		June 30, 2021
	$		$
Profit / (loss) from operations before income tax		(5,286)		(17,529)
Income tax rate		21%		21%
Income tax expense at the U.S Federal tax		(1,110)		(3,681)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation		—		—
Other non-deductible expenses		—		—
Foreign rate differentials		—		—
State and local net of federal benefit		—		—
Valuation allowance		1,110		3,681
Income tax (benefit) / expenses		—		—

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

On June 30, 2022, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For six months ended
	June 30, 2022	June 30, 2021
Deferred tax assets
Net income / (loss)	(5,286)	(17,529)
Deferred tax liability	—	—
Net deferred tax assets	(1,110)	(3,681)
Less: Valuation allowance	1,110	3,681
Deferred tax asset - net valuation allowance	—	—

As of June 30, 2022 the Company has an accumulated deficit or net operating loss carryover of approximately $299,107 available to offset future income for income tax reporting purposes, out of which $299,107 will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2021 to June 30, 2022, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Delaware state jurisdiction. We are not currently involved in any income tax examinations.

PROMISSORY NOTES

As of June 30, 2022 and December 31, 2021 the Company has two promissory notes with a total balance of $150,052. The material terms of the promissory notes are as follows: 1) the Creditor is CJHx4 Consulting which provided theNational Reserve Estimate N. 1 43-101 Technical Report; 2) the loan is payable when the Company raises the funds as provided in the “Use of Proceeds” herein; and at zero interest.

8. Capital Stock

a) Common Stock

On September 30, 2019, the Company issued 113,333,333 common-stock to Jimmy Ramirez and 20,000,000 shares of common stock to Franklin Ogele to reflect the terms and ratio of ownership of the Company per the September 17, 2019 Share Purchase and Merger Agreement.

b) Stock To Be Issued

NONE

c) Preferred Stock

NONE

d) Stock-Based Compensation

NONE

9. Related Party Transactions and Balances

The stockholders of the Company incurred $17,529 and $58,980 respectively towards the operating expenses and professional fees on behalf of the Company for the period ended June 30, 2022 and December 31, 2021 respectively that will be reimbursed in due course. –

Payable to Related Parties:

	June 30, 2022	December 31, 2021
Payable to Franklin Ogele	$15,166	$15,166
Payable to Jimmy Ramirez	$51,852	$51,852
Payable to Related Parties	$67,018	$67,018

10. Financial Instruments

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, dividends payable, and amounts due on mineral rights acquisition. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. There were no transfers of financial instruments between Levels 1, 2, and 3 during the period ended June 30, 2022 and December 31, 2021.

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

12. Subsequent events

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

WALL STREET ACQUISITIONS CORP

By:	/s/ Jimmy Ramirez
President and Director
Dated:	September 23, 2022

By:	/s/ Franklin Ogele, Esq.
Vice President, Chief Financial Officer
Dated:	September 23, 2022