Form 10-Q/A
period 2022-06-30
WALL STREET ACQUISITIONS, Corp
filed 2022-10-26
CIK 1698832

Form 10-Q / A

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of June 30, 2022, there were 133,333,333 shares of common stock, par value $0.0001, issued, and outstanding.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements	3-6

Notes to Unaudited Condensed Financial Statements	7-17

WALL STREET ACQUISITION CORP
BALANCE SHEET

	AS OF JUNE 30, 2022	AS OF DECEMBER 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$188	$241.00
Non-Current Assets
Mining Claims	$18,430	$18,430

TOTAL ASSETS	$18,618	$18,671

LIBILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Due to Related Parties	$72,268	$67,018
Promissory Note Payable	$150,052	$150,052
Accounts Payable	$54,000	$0
Accrued Expenses	$13,957	$13,957

TOTAL LIABILITIES	$290,277	$231,028

Owners' Equity
Preferred Stock, $0.0001 par value,
2,000,000 share authorized, not outstanding
Common Stock, $0.0001 par value. 20,000,000 Authorized and issued as of December 31, 2018 600,000,000 authorized 133,333,333 issued and outstanding as of June 30, 2022	$13,333	$13,333
Additional Paid In Capital	$14,115	$7,925
Accumulated Deficit	($311,351)	($233,615)
Total Stockholders' Deficit	($283,903)	($212,357)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,374	$18,671

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITION CORP
STATEMENT OF OPERATIONS

	Six months ended June 30
	2022

Revenues	0	0

Cost of Revenue	0	0

Gross Profit	0	0

Professional Fee	5,250.00	17,400
Operating Expenses	36	129
	5,286	17,529

Loss Before Income Taxes	(5,286.00)	(17,529)

Income Tax Expense	0	0

Net Loss	(5,286)	(17,529)

Loss per Share- Basic & Diluted	(5,286)	(17,529)

Loss per share - Basic	(0.00004)	(0.00013)
Weighted Average Shares-
Basic and Diluted	133,333,333	133,333,333

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITION CORP
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2022

	COMMON STOCK		ADDITIONAL PAID	ACCUMULATED	TOTAL STOCKHOLERS
	SHARES	AMOUNT	IN CAPITAL	DEFICIT	DEFICIT

Balance as of December 31, 2020	133,333,333	13,333	(11,100)	(213,716)	(211,483)
Issuance of Common Stock					—
Capital Contribution					—
Net Loss				(1,060)	(1,060)
Balance as of March 31, 2021	133,333,333	13,333	(11,100)	(214,776)	(212,543)
Issuance of Common Stock					—
Capital Contribution			16,600		16,600
Net Loss				(16,469)	(16,469)
Balance as of June, 2021	133,333,333	13,333	5,500	(231,245)	(212,412)
Issuance of Common Stock					—
Capital Contribution			2,320		2,320
Net Loss				(2,370)	(2,370)
Balance as of September 30, 2021	133,333,333	13,333	7,820	(233,615)	(212,462)
Issuance of Common Stock					—
Capital Contribution			105		105
Net Loss					—
Balance as of December 31, 2021	133,333,333	13,333	7,925	(233,615)	(212,357)
Issuance of Common Stock					—
Capital Contribution			6,190		6,190
Net Loss				(60,207)	(60,207)
Balance as of March 31, 2022	133,333,333	13,333	14,115	(293,822)	(266,374)
Issuance of Common Stock					—
Capital Contribution					—
Net Loss				(17,529)	(17,529)
Balance as of June 30, 2022	133,333,333	13,333	14,115	(311,351)	(283,903)

The accompanying notes are an integral part of these financial statements

WALL STREET ACQUISITION CORP
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED

	June 30, 2022	June 30, 2021
Cash flows from operating activites
Net Income (Loss)	(5,286)	(16,469)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts Payable	0	—

Net cash used in operating activities	(5,286)	(16,469)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Receivable	5,250
Common Stock
Proceeds from Owner Contribution	—	16,600
Net Cash Provided by Financing Activities	5,250	16,600

Net increase (decrease) in cash	(36)	131

Cash and cash equivalents, beginning of period	224	55

Cash and cash equivalents, end of period	188	186

SUPPLEMENTAL DISCLOSURES:
Interest Paid	—	—
Taxes Paid	—	—

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

4.  Mineral Properties and Exploration and Development Costs

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

Recent Accounting Pronouncements

The below recent accounting pronouncements were adopted during the year ended December 31, 2019:

• ”Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09) was issued in May 2017. This update provides clarity and reduces both diversity in practice, cost, and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard was effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 did not have an impact on the Company’s financial statements.

• ”Statement of Cash Flows (Topic 230)” (“ASU 2016-15”) was issued during August 2016. ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows, Restricted Cash (Topic 230)” (“ASU 2016-18”), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 were both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. The amendments were applied using a retrospective transition method to each period presented. The adoption of ASU 2016-15 did not have an impact on the Company’s financial statements.

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

The following are recent accounting pronouncements, which may have an impact on the Company’s future financial statements:

• “Leases” (ASU 2016-02) was issued during February 2016. This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim periods beginning after December 15, 2018. The adoption of ASU 2016-02 will not have an impact on the Company’s financial statements.

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

• ”Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” (“ASU 2017-09”) Issued in May 2017, ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect that the adoption of ASU 2017-09 will have a material impact on the Company’s financial statement.

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

5. Advances from Stockholders

Advances from stockholders was $72,268 for the six months ended June 30, 2022 and $67,018 for year ended on December 31, 2021.

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

As of June 30, 2022 the Company has an accumulated deficit or net operating loss carryover of approximately $2311,351 available to offset future income for income tax reporting purposes, out of which $311,351 will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

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

Payable to Related Parties:

	June 30, 2022	December 31, 2021
Payable to Franklin Ogele	$17,529	$15,166
Payable to Jimmy Ramirez	$54,739	$51,852
Payable to Related Parties	$72,268	$67,018

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

Dated: October 23, 2022

By: /s/ Franklin Ogele, Esq.

Vice President, Chief Financial Officer

Dated: October 23, 2022